Form 10-Q
period 1995-03-31
MONARCH MACHINE TOOL CO
filed 1995-05-12
CIK 67532

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                        Commission File No. 1-1997
March 31, 1995


               THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES

An Ohio Corporation                          Employer Identification
                                             No. 34-4307810

                    615 North Oak Street, Sidney, Ohio 45365

                             Telephone 513/492-4111

Securities registered pursuant to Section 12(b) of the act:

                                                Name of each exchange
Title of each class                              on which registered
- -------------------                              -------------------

Common Shares, without                         New York Stock Exchange Inc.
par value

                           -------------------

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes x.  No   .
                                              ---    ---

The number of common shares outstanding as of May 2, 1995 was 3,744,967.



There are a total of 9 pages filed in this document.

PART 1 - FINANCIAL INFORMATION

               THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 1995 AND DECEMBER 31, 1994

               (All money amounts stated in thousands of dollars)

ASSETS                                                       3-31-95   12-31-94
- ------                                                       -------   --------
                                                            Unaudited

Cash                                                         $ 2,550   $     30
Accounts receivable
     Customers                                                20,700     21,484
     Earned and unbilled on partially
         completed contracts                                   3,032      4,946
Inventories                                                   22,351     20,187
Other current assets                                           3,085      2,589
                                                             -------    -------

     Current assets                                           51,718     49,236

Property, plant & equipment - net                             17,034     17,372
Prepaid pension costs                                         11,129     11,161
Other assets                                                   2,054        573
                                                             -------    -------
                                                              81,935     78,342
                                                             =======    =======
LIABILITIES
- -----------

Short term borrowings                                          7,000      7,000
Accounts payable                                               7,590      4,781
Accrued liabilities                                            3,455      3,519
Advance payments on contracts                                  5,221      4,599
Accrued taxes                                                  1,126      1,454
                                                             -------    -------
     Current liabilities                                      24,392     21,353

Long-term borrowings                                               0          0
Deferred U.S. income taxes                                     2,619      1,430
Other accrued liabilities                                      2,883      2,883
                                                             -------    -------

                                                              29,894     25,666
                                                             =======    =======
SHAREHOLDERS' EQUITY
- --------------------
Preferred stock                                                   15         15
Common stock                                                   5,617      5,617
Retained earnings                                             46,283     46,981
Translation adjustment                                           126         63
                                                             -------    -------

                                                              52,041     52,676
                                                             -------    -------

                                                             $81,935    $78,342
                                                             =======    =======

The accompanying notes are an integral part of the consolidated financial statements.

               THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
               For the three months ended March 31, 1995 and 1994

              (In thousands of dollars, except per share amounts)




                                                             1995         1994
                                                           ---------   ---------
                                                           Unaudited   Unaudited
Net sales                                                   $22,203      $18,406

Operating costs and expenses:
     Cost of sales                                           19,853       16,163
     Selling and administrative                               3,124        2,572
     Interest expense                                           132           83
     Other expense (income)                                     (37)        (130)
                                                            -------      -------
                                                             23,072       18,688
                                                               (869)        (282)

Gain on discontinuance of operation of foreign subsidiary        --           --
                                                            -------      -------

Income (loss) before income taxes                              (869)        (282)
                                                            -------      -------
Income taxes                                                   (364)         (46)
                                                            -------      -------

Net income (loss)                                           $  (505)     $  (236)
                                                            =======      =======

Earnings per common share:                                  $  (.13)     $  (.06)
                                                            =======      =======

Dividends per share
     Preferred                                              $   .45      $   .45
     Common                                                 $   .05      $   .05


The accompanying notes are an integral part of the consolidated financial statements.



               THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the three months ended March 31, 1995 and 1994

               (All money amounts stated in thousands of dollars)


                                                               1995        1994
                                                             ---------   ---------
                                                             Unaudited   Unaudited
Cash flows from operating activities:
   Net income (loss)                                         $   (505)   $   (236)
   Adjustments to reconcile net income (loss) to net
   cash provided by operations:
      Depreciation                                                416         370
      Pension Income                                               32         (89)
      Gain on discontinuance of operation of foreign subsidiary    --          --
      Cash provided by (used for)
      current assets and liabilities:
          Accounts receivable                                   2,698         (74)
          Inventories                                          (2,164)     (2,253)
          Other assets                                         (1,913)       (807)
          Accounts payable                                      2,809       5,085
          Accrued liabilities                                   1,072         189
          Advance payments on contracts                           621        (727)
          Accrued income taxes                                   (274)       (286)
                                                              -------     -------
              Total adjustments                                 3,297       1,408
                                                              -------     -------
                 Net cash provided by (used in)
                 operating activities                           2,792       1,172

Cash flows from investing activities:
   Capital expenditures                                           (77)       (227)
                                                              -------     -------
Cash flows from financing activities:
   Dividends paid                                                (194)       (194)
   Proceeds from (repayments of) short-term borrowings              0       1,000
                                                              -------     -------
Effect of exchange rates on cash                                   (1)         30
                                                              -------     -------

              Net increase in cash                              2,520       1,781

Cash and cash equivalents at
   beginning of period                                             30       1,556
                                                              -------     -------
Cash and cash equivalents at
   end of period                                              $ 2,550     $ 3,337
                                                              =======     =======

The accompanying notes are an integral part of the consolidated financial statements.

               THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 1995 and 1994



     The foregoing consolidated results of operations are unaudited, but in the opinion of the company all adjustments (consisting of normal recurring accruals as well as the accounting changes) necessary to present fairly the results for these periods have been included.



NET INCOME PER COMMON SHARE:

   Net income per common share, is based upon the weighted average number of common shares outstanding and common share equivalents, after giving effect to the preferred share dividend requirement.



   These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report and any current year's previously filed Forms 10-Q.

               THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS
              For the three months ended March 31, 1995 and 1994




RESULTS OF OPERATIONS


   New order bookings for the entire corporation throughout the first three months of 1995 were up approximately 3% relative to the level experienced during the same period last year. The improving new order rate of the past several quarters has been experienced at most of our operations, but have been greatest at our strip processing operations. The resulting level of backlogs at the end of the first quarter of 1995 was $53.7 million as compared to $49.6 million at 12/31/94 and $28.9 million at 3/31/94.

   Net sales for the first quarter of 1995 were $22.2 million as compared to $18.4 million for the same period in 1994. The increase in net sales in the first three months of this year was principally due to higher backlogs at the beginning of the period. The beginning backlogs were higher at most of our operations, but were up the most, relative to last year, at our strip processing operations.

   Operations during the first quarter of 1995 produced a net loss of $.13 per share as compared to a net loss of $.06 per share during the same period in 1994. Although rising backlog levels have begun to increase net sales, earnings have not kept pace with the increase in net sales. The principal reasons for the larger loss this quarter relative to the same period last year were much lower backlogs at our lathe manufacturing facility which resulted in greater over-capacity inefficiencies at this operation, as well as the costs of developing our Stamco-Depiereux operation which was established in June of last year.

The increased operating loss this year, relative to last year, also reflects generally increasing costs that we have not been able to pass off to the customer due to unrelenting severe price competition from both domestic and foreign builders of similar products. The Company, however, continues to implement a company-wide effort to control costs particularly with respect to the largest and fastest growing areas of costs such as health care, travel and product liability insurance. Our efforts at cost containment are evidenced by the fact that selling and general and administrative expenses expressed as a percentage of sales have averaged around 14%, during the past two years, despite the fact that net sales have been depressed during these periods. Cost of sales as a percentage of sales went up to approximately 89% during the three months of 1995 as compared to 88% during the same period last year.

               THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
              For the three months ended March 31, 1995 and 1994




RESULTS OF OPERATIONS (continued)


The lower margins incurred in recent quarters were due to the factors noted above particularly the excess-capacity situation at some of our operations. Due to the high engineering content of our products it is not practical or desirable to radically adjust these costs to cyclical changes in the marketplace for our equipment.

Earnings continue to be strongest at our strip processing operations due to reasonable plant capacity utilization, and remain poorest at our turning operations because of considerable excess capacity.

During the past several years the Company has been divesting of and reorganizing underperforming operations and will continue to pursue this course of action. The Company is also continually evaluating new opportunities worldwide, with the intent of diversifying into related businesses to reduce our reliance on any one market. The company is currently pursuing just such an opportunity in Germany.





LIQUIDITY AND CAPITAL RESOURCES


The Company maintained a strong financial position throughout the past year and has current assets of $2.12 for each dollar of current liabilities at 3/31/95 as compared to the same amount of $2.12 at 3/31/94.

The Company presently has no long-term debt. The Company has unsecured lines of credit aggregating $25,500,000, including a $13,000,000 committed three year revolving loan with a three year term-out option. Short-term borrowings against these facilities at 3/31/95 were $7 million compared to $9 million at the end of the first three months last year. Management is currently negotiating the renewal of these agreements.

PART II - OTHER INFORMATION


Item 6  -  Exhibits and Reports on Form 8-K

           Exhibit 27 - Financial Data Schedule

           No reports on Form 8-K were filed during the three month period ending March 31, 1995.

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       THE MONARCH MACHINE TOOL COMPANY





Date         5/8/95                    By  /s/ Robert Reithman
    ------------------------------        -----------------------------
                                           Robert Riethman, Treasurer


Date         5/8/95                    By  /s/ Earl Hull
    ------------------------------        -----------------------------
                                          Earl Hull, Corporate Secretary