Form 10-Q
period 1995-06-30
MONARCH MACHINE TOOL CO
filed 1995-08-14
CIK 67532

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended
June 30, 1995                                   Commission File No. 1-1997


               THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES

An Ohio Corporation                             Employer Identification
                                                No. 34-4307810

                    615 North Oak Street, Sidney, Ohio 45365

                             Telephone 513/492-4111

Securities registered pursuant to Section 12(b) of the act:


                                                Name of each exchange
Title of each class                              on which registered
-------------------                             ---------------------

Common Shares, without                       New York Stock Exchange Inc.
par value

                          ----------------------

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x  .  No     .
                                               ----      ----

The number of common shares outstanding as of August 8, 1995 was 3,744,967.



There are a total of 10 pages filed in this document.


PART 1 - FINANCIAL INFORMATION

               THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      JUNE 30, 1995 AND DECEMBER 31, 1994

               (All money amounts stated in thousands of dollars)

ASSETS                                                       6-30-95   12-31-94
------                                                       -------   --------
                                                            Unaudited

Cash                                                          $ 2,238    $    30
Accounts receivable
      Customers                                                24,047     21,484
      Earned and unbilled on partially
        completed contracts                                     7,009      4,946
Inventories                                                    22,990     20,187
Other current assets                                            3,074      2,589
                                                              -------    -------

      Current assets                                           59,358     49,236

Property, plant & equipment - net                              17,146     17,372
Prepaid pension costs                                          11,131     11,161
Other assets                                                    2,114        573
                                                              -------    -------
                                                               89,749     78,342
                                                              =======    =======
LIABILITIES
-----------

Short term borrowings                                           2,231      7,000
Accounts payable                                                7,941      4,781
Accrued liabilities                                             5,754      3,519
Advance payments on contracts                                   9,927      4,599
Accrued taxes                                                     356      1,454
                                                              -------    -------

      Current liabilities                                      26,209     21,353

Long-term borrowings                                            5,000          0
Deferred U.S. income taxes                                      3,209      1,430
Other accrued liabilities                                       2,883      2,883
                                                              -------    -------
                                                               37,301     25,666
                                                              -------    -------
SHAREHOLDERS' EQUITY
--------------------
Preferred stock                                                    15         15
Common stock                                                    5,617      5,617
Retained earnings                                              46,902     46,981
Translation adjustment                                            (86)        63
                                                              -------    -------
                                                               52,448     52,676
                                                              -------    -------
                                                              $89,749    $78,342
                                                              =======    =======

The accompanying notes are an integral part of the consolidated financial statements.

               THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                For the six months ended June 30, 1995 and 1994

              (In thousands of dollars, except per share amounts)


                                                   1995        1994
                                                 ---------   ---------
                                                 Unaudited   Unaudited

Net sales                                        $50,704      $33,982

Operating costs and expenses:
  Cost of sales                                   43,880       29,713
  Selling and administrative                       6,432        5,287
  Interest expense                                   261          182
  Other expense (income)                              (1)        (153)
                                                 -------      -------
                                                  50,572       35,029

Net income (loss) before income taxes                132       (1,047)

Provision (credit) for income taxes                   (3)        (308)
                                                 -------      -------

Net income (loss)                                $   135      $  (739)
                                                 =======      =======

Earnings per common share:

  Net income (loss)                              $   .04      $  (.20)
                                                 =======      =======

Dividends per share
  Preferred                                      $   .90      $   .90
  Common                                         $   .10      $   .10

The accompanying notes are an integral part of the consolidated financial statements.


               THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
               For the three months ended June 30, 1995 and 1994

              (In thousands of dollars, except per share amounts)


                                                              1995         1994
                                                            ---------    ---------
                                                            Unaudited    Unaudited

Net sales                                                    $28,501       $15,575

Operating costs and expenses:
  Cost of sales                                               24,028        13,551
  Selling and administrative                                   3,308         2,715
  Interest expense                                               130            99
  Other expense (income)                                          34           (25)
                                                             -------       -------
                                                              27,500        16,340


Income (loss) before income taxes                              1,001          (765)

Provision (credit) for income taxes                             (361)         (262)
                                                             -------       -------

Net income (loss)                                            $   640       $  (503)
                                                             =======       =======

Earnings per common share:                                   $   .17       $  (.14)
                                                             =======       =======


Dividends per share
  Preferred                                                  $   .45       $   .45
  Common                                                     $   .05       $   .05




The accompanying notes are an integral part of the consolidated financial statements.


               THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                For the six months ended June 30, 1995 and 1994

               (All money amounts stated in thousands of dollars)


                                                                    1995        1994
                                                                  ---------    ---------
                                                                  Unaudited    Unaudited
Cash flows from operating activities:
  Net income (loss)                                                $    135    $   (739)
  Adjustments to reconcile net income (loss) to
  net cash provided by operations:
     Depreciation                                                       846         739
     Pension Income                                                      32        (178)
     Gain on discontinuance of operation of foreign subsidiary           --
     Cash provided by (used for)
     current assets and liabilities:
        Accounts receivable                                          (4,627)      4,938
        Inventories                                                  (2,803)     (2,126)
        Other assets                                                 (1,964)     (1,520)
        Accounts payable                                              3,160       1,263
        Accrued liabilities                                           3,190        (651)
        Advance payments on contracts                                 5,328       1,242
        Accrued income taxes                                           (274)       (549)
                                                                    -------     -------
            Total adjustments                                         2,888       3,158
                                                                    -------     -------
                Net cash provided by (used in)
                operating activities                                  3,023       2,419

Cash flows from investing activities:
  Capital expenditures                                                 (619)     (1,157)
                                                                    -------     -------

Cash flows from financing activities:
  Dividends paid                                                       (388)      (388)
  Proceeds from (repayments of) short-term borrowings                   231     (1,000)
                                                                    -------     -------
                                                                       (157)     (1,388)

Effect of exchange rates on cash                                        (39)        284
                                                                    -------     -------

                Net increase in cash                                  2,208         158

Cash and cash equivalents at
  beginning of period                                                    30       1,556
                                                                    -------     -------

Cash and cash equivalents at
  end of period                                                     $ 2,238     $ 1,714
                                                                    =======     =======

The accompanying notes are an integral part of the consolidated financial statements.

               THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the six months ended June 30, 1995 and 1994



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

               THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
               For the six months ended June 30, 1995 and 1994




RESULTS OF OPERATIONS



        New order bookings for the entire corporation throughout the first six months of 1995 were up approximately 212% relative to the level experienced during the same period last year. During the second quarter of this year new order bookings were 311% greater than during the same period last year. The large improvement in the new order rate of the past several quarters has been experienced at most of our operations, but have been greatest at our strip processing operations. The order rate was also affected by the purchase of Busch GmbH in May which involved the acquisition of approximately $8.0 million in new orders. The resulting level of backlogs at the end of the second quarter of 1995 was $85.2 million as compared to $49.6 million at 12/31/94 and $32.7 million at 6/30/94.

        Net sales for the first half of 1995 were $50.7 million as compared to $34.0 million for the same period in 1994, and for the second quarter of 1995 were $28.5 million in contrast to the $ 15.6 million experienced during the same period last year. The increases in net sales in the first six months and the second quarter of this year were principally due to higher backlogs at the beginning of these periods relative to the beginning backlogs in he equivalent periods in 1994. The beginning backlogs were higher at most of our operations, but were up the most, relative to last year, at our strip processing operations.

        Operations during the first half of 1995 produced a net profit of $.04 per share as compared to a net loss of $.20 per share during the same period in 1994. The net gain of $.17 per share posted in the second quarter of 1995 compares favorably to the net loss of $.14 incurred during the same period one year earlier. Rising new orders and backlog levels have begun to increase net shipments, which allow the Company's operations to operate nearer capacity, thereby covering fixed costs to a much greater degree than was possible during the same quarter in 1994. Earnings were hampered this quarter, however, by the costs of developing our Stamco-Depiereux operation which was established in June of last year.

This year's earnings are beginning to improve relative to the first six months of last year primarily due to the increased shipments made possible by a much better new order rate. However, earnings were not as strong as we would have liked due to the generally increasing cost of purchased items that we have only had limited success in passing along to the customer due to severe price competition from both domestic and foreign builders of similar products. The Company, however, continues to implement a company-wide effort to control costs particularly with respect to the largest and fastest growing areas of costs such as health care, travel and product liability insurance.

               THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                For the six months ended June 30, 1995 and 1994


RESULTS OF OPERATIONS (continued)

Our efforts at cost containment are evidenced by the fact that selling and general and administrative expenses expressed as a percentage of sales were 12.7% during the first half of this year as compared to 15.6% during the same period last year. Although this ratio is highly dependent upon sales volume because of the fixed nature of many of these costs, the Company will continue to focus on controlling these costs where possible as we have in the past. Cost of sales expressed as a percentage of sales went down to approximately 86% during the six months of 1995 as compared to 87% during the same period last year. Cost of sales expressed as a percentage of sales decreased to approximately 84% during the second quarter of 1995 as compared to 87% during the same period last year. Most of the improvement in the second quarter was due to increased shipment volume. The lower margins incurred in past quarters were due to the factors noted above particularly the excess-capacity situation at some of our operations. Due to the high engineering content of our products it is not practical or desirable to radically adjust these costs to cyclical changes in the marketplace for our equipment.

Earnings continue to be strongest at our strip processing operations due to reasonable plant capacity utilization, and remain poorest at our turning operations because of considerable excess capacity.

During the past several years the Company has been divesting of and reorganizing under-performing operations and will continue to pursue this course of action. The Company is also continually evaluating new opportunities worldwide , with the intent of diversifying into related businesses to reduce our reliance on any one market. In May of this year the Company acquired the Busch GmbH company located in Dueren Germany, which manufactures machinery for the processing of papers, plastics, films, and foils.


LIQUIDITY AND CAPITAL RESOURCES

The Company maintained a strong financial position throughout the past year and has current assets of $2.26 for each dollar of current liabilities at 6/30/95 as compared to $2.31 at 12/31/94.

The Company presently has long-term debt of $5 million. The Company has unsecured lines of credit aggregating $30 million, including a $20 million committed three year revolving loan with a three year term-out option. Short-term borrowings against these facilities at 6/30/95 were $7.0 million compared to the same amount of $7.0 million at the end of last year and at 6/30/94. Management has recently completed the renewal of these agreements, including the expansion of the existing unsecured $13 million committed line to $ 20 million under essentially the same terms as were present in the existing facility.

PART II - OTHER INFORMATION

Item 4 - Submission of matters to a vote of security holders.

         During the annual meeting of shareholders held on May 2, 1995 the following matters were voted upon by the Company's security holders.

         The following is a tabulation of the voting results:


             1) Election of directors to the class whose term expires
                in 1998.
                                            Votes             Votes
                                            "For"             "For"
                                          ---------         ----------

         William A. Enouen                2,650,577          269,837

         Joseph M. Rigot                  2,634,188          286,226

         Robert J. Siewert                2,653,146          267,268


              Directors not voted upon whose term of office continued after the meeting:

                   John A. Bertrand
                   Waldemar M. Goulet
                   Kenneth H. Hopkins
                   David E. Lundeen
                   Robert B. Meeker
                   John M. Richardson
                   John F. Torley



              2) Shareholder proposal to recommend to the Board of
                 Directors that they engage an investment banker:


                     Votes              Votes
                     "For"            "Against"            "Abstain"
                   --------          -----------          ----------

                   1,010,133          1,447,171             30,162




Item 6  -  Exhibits and Reports on Form 8-K

           No reports on Form 8-K were filed during the three month period ending June 30, 1995.

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 THE MONARCH MACHINE TOOL COMPANY





Date           8/9/95                       By  /s/ Robert Riethman
     ---------------------------                --------------------------
                                                Robert Riethman, Treasurer



Date           8/9/95                       By  /s/ Earl Hull
     ---------------------------                --------------------------
                                                Earl Hull, Corporate Secretary