Form 10-Q
period 1995-09-30
MONARCH MACHINE TOOL CO
filed 1995-11-24
CIK 67532

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM IO-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended
September 30, 1995                                   Commission File No. 1-1997



              THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES

An Ohio Corporation                               Employer Identification
                                                  No. 34-4307810

                  615 North Oak Street, Sidney, Ohio 45365

                             Telephone 513/492-4111

Securities registered pursuant to Section 12(b) of the act:


                                                Name of each exchange
Title of each class                              on which registered
-------------------                             --------------------

Common Shares, without                      New York Stock Exchange Inc.
par value


                       -----------------------
Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X .   No    .
                                                ---       ---

The number of common shares outstanding as of November 10, 1995 was 3,744,967.


There are a total of 10 pages filed in this document.

PART 1 -  FINANCIAL INFORMATION

              THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

              (All money amounts stated in thousands of dollars)

ASSETS                                                               9-30-95      12-31-94
------                                                              ---------    ----------
                                                                    Unaudited
 Cash                                                                 $ 1,706     $    30
 Accounts receivable
    Customers                                                          23,890      21,484
    Earned and unbilled on partially
      completed contracts                                              13,569       4,946
 Inventories                                                           26,492      20,187
 Other current assets                                                   3,291       2,589
                                                                      -------     -------

    Current assets                                                     68,948      49,236

 Property, plant & equipment - net                                     16,852      17,372
 Prepaid Pension costs                                                 11,131      11,161
 Other assets                                                           2,156         573
                                                                      -------     -------

                                                                       99,087      78,342
                                                                      =======     =======
 LIABILITIES
 -----------

 Short term borrowings                                                  3,661       7,000
 Accounts payable                                                       9,786       4,781
 Accrued liabilities                                                   11,214       3,519
 Advance payments on contracts                                          7,617       4,599
 Accrued taxes                                                            356       1,454
                                                                      -------     -------

    Current liabilities                                                32,634      21,353

 Long-term borrowings                                                   8,000           0
 Deferred U.S. income taxes                                             2,967       1,430
 Other accrued liabilities                                              2,883       2,883
                                                                      -------     -------

                                                                       46,484      25,666
                                                                      -------     -------
 SHAREHOLDERS' EQUITY
 --------------------
 Preferred stock                                                           15          15
 Common stock                                                           5,617       5,617
 Retained earnings                                                     46,880      46,981
 Translation adjustment                                                    91          63
                                                                      -------     -------

                                                                       52,603      52,676
                                                                      -------     -------

                                                                      $99,087     $78,342
                                                                      =======     =======

 The accompanying notes are an integral part of the consolidated financial statements.
                                      -2-

              THE MONARCH MACHINE T00L COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
            For the nine months ended Sepmember 30, 1995 and 1994

             (In thousands of dollars, except per share amounts)


                                                                         1995            1994
                                                                      ---------        ---------
                                                                      Unaudited        Unaudited
  Net sales                                                             $82,145        $54,373

  Operating costs and expenses:
     Cost of sales                                                       71,497         48,290
     Selling and administrative                                           9,750          8,007
     Interest expense                                                       453            285
     Other expense (income)                                                 (70)          (175)
                                                                       --------        -------
                                                                         81,630         56,407

                                                                            515         (2,034)

  Gain on discontinuance of operation of foreign subsidiary                 230            300

  Net income (loss) before income taxes                                     745         (1,734)

  Provision (credit) for income taxes                                       265           (436)
                                                                       --------        -------

  Net income (loss)                                                     $   480        $(1,298)
                                                                        =======        =======



  Earnings per common share:

     Net income (loss)                                                  $   .13        $  (.35)
                                                                        =======        =======


  Dividends per share
     Preferred                                                          $  1.35        $  1.35
     Common                                                             $   .15        $   .15





  The accompanying notes are an integral part of the consolidated financial statements.

              THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
             For the three months ended September 30, 1995 and 1994

             (In thousands of dollars, except per share amounts)




                                                                          1995            1994
                                                                        ---------       ---------
                                                                        Unaudited       Unaudited
  Net sales                                                              $31,441         $20,392

  Operating costs and expenses:
     Cost of sales                                                        27,617          18,576
     Selling and administrative                                            3,317           2,720
     Interest expense                                                        192             103
     Other expense (income)                                                  (68)            (20)
                                                                       ---------         -------
                                                                          31,058          21,379

                                                                             383            (987)

  Gain on discontinuance of operation of foreign subsidiary                  230             300

  Income (loss) before income taxes                                          613            (687)

  Provision (credit) for income taxes                                        268            (128)
                                                                       ---------        --------

  Net income (loss)                                                    $     345        $   (559)
                                                                       =========        ========

  Earnings per common share:                                           $     .09        $   (.15)
                                                                       =========        ========


  Dividends per share:
     Preferred                                                         $     .45        $    .45
     Common                                                            $     .05        $    .05





  The accompanying notes are an integral part of the consolidated financial statements.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
            For the nine months ended September 30, 1995 and 1994

              (All money amounts stated in thousands of dollars)



                                                                                1995          1994
                                                                             ---------      ---------
                                                                             Unaudited      Unaudited
  Cash flows from Operating activities:
     Net income (loss)                                                        $    480     $  (1,298)
     Adjustments to reconcile net income (loss) to net
     cash provided by operations:
       Depreciation                                                              1,270         1,110
       Pension Income                                                               32          (267)
       Gain on discontinuance of operation of foreign subsidiary                  (230)         (300)
       Cash provided by (used for)
       current assets and liabilities:
          Accounts receivable                                                   (11,029)       1,351
          Inventories                                                            (6,304)        (781)
          Other assets                                                           (1,992)        (727)
          Accounts payable                                                        5,004        1,353
          Accrued liabilities                                                     8,409           49
          Advance payments on contracts                                           3,019          718
          Accrued income taxes                                                     (276)        (676)
                                                                               --------       ------
             Total adjustments                                                   (2,097)       1,830
                                                                               --------       ------
                 Net cash provided by (used in)
                 operating activities                                            (1,617)         532

  Cash flows from investing activities:
     Capital expenditures                                                          (750)      (1,396)
                                                                               --------       ------

  Cash flows from financing activities:
     Dividends paid                                                                (582)        (582)
     Proceeds from (repayments of) short-term borrowings                          4,661        1,000
                                                                               --------       ------
                                                                                  4,079          418

  Effect of exchange rates on cash                                                  (36)         432
                                                                               --------       ------

            Net increase in cash                                                  1,676          (14)

  Cash and cash equivalents at
     beginning of period                                                             30        1,556
                                                                               --------       ------

  Cash and cash equivalents at
     end of period                                                             $  1,706      $ 1,542
                                                                               ========      =======



  The accompanying notes are an integral part of the consolidated financial

              THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the nine months ended September 30, 1995 and 1994


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

              THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
            For the nine months ended September 30, 1995 and 1994


 RESULTS OF OPERATIONS

    New order bookings for the entire corporation throughout the first nine months of 1995 were up approximately 65% relative to the level experienced
 during the same period last year.   During the third quarter of this year new
 order bookings were down 24% in relation to the same period last year. The large improvement in the new order rate, year-to-date, has been experienced at most of our operations, but have been greatest at our strip processing operations. The order rate was also affected by the purchase of Busch GmbH in May which involved the acquisition of approximately $8.0 million in new orders. The order rate drop in the third quarter was due to the lack of coil processing line orders. This widely fluctuating order pattern, quarter-to-quarter is normal to the coil processing business. The resulting level of backlogs at the end of the third quarter of 1995 was $69.9 million as compared to $49.6 million at 12/31/94 and $33.6 million at 9/30/94.

    Net sales for the first nine months of 1995 were $82.1 million as compared to $54.4 million for the same period in 1994, and for the third quarter of 1995 were $31.4 million in contrast to the $ 20.4 million experienced during the same period last year. The increases in net sales in the first nine months and the third quarter of this year were principally due to higher backlogs at the beginning of these periods relative to the beginning backlogs in the equivalent periods in 1994. The beginning backlogs were higher at most of our operations, but were up the most, relative to last year, at our strip processing operations.

    Operations during the first nine months of 1995 produced a net profit of $.13 per share as compared to a net loss of $.35 per share during the same period in 1994. The net gain of $.09 per share posted in the third quarter of 1995 compares favorably to the net loss of $.15 incurred during the same period one year earlier. Rising new order and backlog levels have begun to increase net shipments, which allow the Company's operations to operate nearer capacity, thereby covering fixed costs to a much greater degree than was possible during the same periods in 1994. Earnings were hindered in the third quarter of this year, however, by the closure of several projects closing at substandard margin levels at our domestic coil processing division. Earnings will return to their normal level at this division in the fourth quarter of this year.

 This year's earnings have improved relative to the first nine months of last year primarily due to the increased shipments made possible by a much better new order rate. However, earnings were not as strong as we would have liked due to the generally increasing cost of purchased items that we have only had limited success in passing along to the customer due to severe price competition from both domestic and foreign builders of similar products.
 The Company, however, continues to implement a company-wide effort to control costs particularly with respect to the largest and fastest growing areas of costs such as health care, travel and product liability insurance.

              THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
            For the nine months ended September 30, 1995 and 1994


 RESULTS OF OPERATIONS (continued)

 Our efforts at cost containment are evidenced by the fact that selling and general and administrative expenses expressed as a percentage of sales were 11.9% during the first nine months of this year as compared to 14.7% during the same period last year. Although this ratio is highly dependent upon sales volume because of the fixed nature of many of these costs, the Company will continue to focus on controlling these costs where possible as we have in the past. Cost of sales expressed as a percentage of sales went down to approximately 87% during the nine months of 1995 as compared to 89% during the same period last year. Cost of sales expressed as a percentage of sales decreased to approximately 88% during the third quarter of 1995 as compared to 91% during the same period last year. Most of the improvement in this ratio was due to increased shipment volume. The lower margins incurred in past quarters were due to the factors noted above particularly the excess-capacity situation at some of our operations. Due to the high engineering content of our products it is not practical or desirable to radically adjust these costs to cyclical changes in the marketplace for our equipment.

 Earnings continue to be strongest at our strip processing operations due to reasonable plant capacity utilization, and remain poorest at our turning operation because of considerable excess capacity.

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


 LIQUIDTY AND CAPITAL RESOURCES

 The Company maintained a strong financial position throughout the past year and has current assets of $2.11 for each dollar of current liabilities at 9/30/95 as compared to $2.31 at 12/31/94.

 The Company presently has long-term debt of $8 million. The Company has unsecured lines of credit aggregating $30 million, including a $20 million committed three year revolving loan with a three year term-out option. Short-term borrowings against these facilities at 9/30/95 were $3.7 million compared to $4.0 million at the end of last year. Management completed the renewal of these agreements, during the second quarter of this year, including the expansion of the existing unsecured $13 million committed line to $ 20 million under essentially the same terms as were present in the existing facility.

PART II - OTHER INFORMATION





Item 6 - Exhibits and Reports on Form 8-K

         No reports on Form 8-K were filed during the three month period ending September 30, 1995.

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              THE MONARCH MACHINE TOOL COMPANY



Date        11/13/95                          By /s/ Robert Riethman
     ---------------------                       ----------------------------
                                                 Robert Riethman, Treasurer



Date        11/13/95                          By /s/ Earl Hull
     ---------------------                       ----------------------------
                                                 Earl Hull, Corporate Secretary

                                   EXHIBIT INDEX

Exhibit No.                        Description
EX-27                              Financial Data Schedule