Form 10-K
period 1995-12-31
MONARCH MACHINE TOOL CO
filed 1996-04-01
CIK 67532

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
    December 31, 1995                                Commission File No. 1-1997

                        THE MONARCH MACHINE TOOL COMPANY

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

 Common shares, without par value             New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None

                       -------------------------------

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X  .   No      .
                                                -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common shares held by nonaffiliates of the registrant as of the close of business on March 1, 1996 was $42,599,000.

The number of common shares outstanding as of March 1, 1996, was 3,744,967.

                      Documents Incorporated By Reference

(1) Portions of the registrant's annual report to security holders for the year ended December 31, 1995 (Part II)

(2) Portions of the registrant's definitive proxy statement to be filed in connection with the annual meeting of shareholders to be held on May 7, 1996. (Parts I & III)

There are a total of 44 pages filed in this document.

An Index of Exhibits is on page 12.

                                     Part I
                                     ------

Item 1 - Business
- -----------------

            The Monarch Machine Tool Company ("Monarch" or the "Company") was incorporated in 1909.

            Products
            --------

            The Company operates in three primary industries in which it designs and builds machinery in the machine tool, coil processing and paper converting industries. The Company's products are primarily used by manufacturers of industrial equipment and, directly or indirectly, consumer products.

            All Company products are sold by direct Company salesmen or independent agents throughout the United States and the world.

            The following is a description of the primary products produced by the Company:

            Machine Tools
            -------------

            Turning Machines - A metal cutting turning machine removes metal by engaging a stationary tool on the surface of a rotating part. Monarch manufactures different types of turning machines, including chuckers for short parts, shaft machines for long cylindrical parts, and bar machines for parts cut from bar stock. Both two axis (one cutting tool in the cut) and four axis (two cutting tools in the cut simultaneously) are available in most configurations. The machines are operated by computer numerical control. Once programs are stored in the control, all of the functions of the machine can be performed without operator assistance. Automatic part loading devices also built by Monarch can be added for further unassisted operation. Monarch also manufactures several models of manually operated conventional lathes.

            Machining Centers - A machining center is a multifunction machine that removes metal by milling, drilling, boring, or tapping with a rotating tool on a stationary part. Monarch manufactures vertical spindle machining centers in various sizes and configurations. All are computer numerically controlled and have automatic toolchangers that change tools in the spindle without operator assistance. Automatic part loading devices have been developed by Monarch that can be added to most models.

            Coil Processing Machinery
            -------------------------

            Monarch engineers and manufactures a broad line of metal coil processing machinery. This equipment, generally sold as complete lines, is used by steel and aluminum mills, ferrous and non-ferrous supply centers, and end users of strip material. Monarch coil processing lines perform various operations, such as slitting, tension leveling, shearing, cleaning, forming, coating, galvanizing, annealing, and heat treating. Individual components are also manufactured for the upgrading of existing lines.

            Paper Converting Machinery
            --------------------------

            In 1995, the Company entered a new industry segment with its purchase of certain assets of the paper converting machinery segment of the Depiereux group of companies. The coating and laminating equipment, typically sold in complete lines, is used by paper, plastics and foil converters to further process these materials for use in flexible or medical packaging, pressure sensitives, adhesives products and wall coverings. The lines include continuous roll processing with inline coating, drying, dry or wet laminating, slitting and rewinding. The

- -----------------

            coatings and adhesives applied are aqeous solvent, solventless, hot melt and wax. Individual components are also available for upgrading existing installations.

            Competition
            -----------

            Monarch actively competes with other machinery manufacturers, both domestic and foreign. The market for coil processing equipment, paper converting machinery and metal cutting machine tools is subject to normal price, service, and quality competition. Foreign machine tool manufacturers (primarily Japanese) continue to make serious inroads into the American market.

            Customers
            ---------

            Monarch has a broad market base. Virtually all manufacturing plants that perform metal cutting operations are potential customers for Monarch turning machines and machining centers. Producers, suppliers, and users of strip metal generally have application for Monarch coil processing machinery. The Company's paper converting machinery is manufactured for use by potential customers in the packaging industry and many other producers of commercial and consumer products. The loss of any one customer would not have a materially adverse effect upon the Company.

            Backlog
            -------

            Monarch's backlog, segregated by industry segment is as follows (in thousands):

                                                               December 31,       December 31,
                                                                   1995               1994
                                                               ------------       ------------

               Machine Tools                                      $13,739          $13,958
               Coil Processing Machinery                           45,879           35,611
               Paper Converting Processing
                 Machinery                                           -                -

                                                                  -------          -------
                                                                  $59,618          $49,569
                                                                  =======          =======

            The entire 1995 backlog can reasonably be expected to be shipped within twelve months. Seasonal factors are not significant to Monarch.

            Purchases of Raw Materials and Supplies
            ---------------------------------------

            Monarch manufactures substantially all of the parts of its machines other than numerical controls, large gear boxes, motors, and electrical components. The principal materials purchased are obtained on a competitive basis from many different sources and are readily available. Monarch's numerically controlled machines are designed to be used with controls made by any one of the major control manufacturers that supply Monarch.

            Patents
            -------

            Patents, licenses, and franchises are not considered significant to the business. Since 1989, Monarch has had an exclusive agreement with Coremu, S.p.A., Rivanazzano, Italy, to manufacture computer numerically controlled vertical turning and boring machines of their design in the United States and to market them in the United States, Canada, and Mexico. This equipment handles larger diameter work than the horizontal turning machines built by Monarch.

- ------------------

            Engineering and Development
            ---------------------------

            Monarch's engineering departments, which currently employ 128 persons, are responsible for engineering customer orders, the improvement of existing product lines, and the development of new product lines. Monarch's major product lines have been engineered and developed by Monarch personnel. Refer to the Notes to Consolidated Financial Statements, incorporated into this Form 10K by reference, for the amount of research and development expense in 1995, 1994 and 1993.

            Employees
            ---------

            Monarch had 697 employees at December 31, 1995.

            Working Capital
            ---------------

            Because of the long manufacturing time required to manufacture its products, Monarch is normally required to finance a substantial volume of work in process.

            Domestic and Foreign Operations and Export Sales
            ------------------------------------------------

            Amounts of revenue, profitability, and identifiable assets attributable to domestic and foreign operations for 1995, 1994, and 1993 are included in Notes to Consolidated Financial Statements incorporated by reference into this Form 10-K.

            Item 2 - Properties
            -------------------

            Domestic
            --------

            Operations in Sidney, Ohio, corporate headquarters of Monarch, are conducted in a plant of 441,000 square feet. Manufacturing operations are also conducted in Cortland, New York, in a plant of 135,000 square feet and in New Bremen, Ohio, in a plant of 180,000 square feet. All facilities are owned by Monarch. Monarch's manufacturing facilities, both real estate and machinery, are in good condition.

            Foreign Subsidiaries
            --------------------

            Monarch Werkzeugmaschinen GmbH, in Hemsbach, Germany, serves as a sales and service headquarters for U.S. machine tools in Europe. The operations are conducted in owned facilities (10,000 square feet). As a result of the Company's decision to consolidate their German operations the Company has decided to place the property and equipment of the Hemsbach, Germany subsidiary for sale.

            Stamco (U.K.), Ltd., engineers and sells strip processing machinery that is produced in the United Kingdom and operates from leased general purpose facilities located in Walsall, England.

            Stamco Depiereux GmbH, engineers and sells strip processing machinery and operates from leased general purpose facilities in Dueren, Germany.

            Monarch Busch GmbH, engineers and sells paper converting machinery and operates from leased general purpose facilities in Dueren, Germany.

            All of the facilities are in good condition.

 Item 3 - Legal Proceedings
- ---------------------------

            In September 1988, the Company and several other potentially responsible parties, ("PRPs"), were ordered by the Environmental Protection Agency, under the Federal "Superfund" legislation to perform a removal action to dispose of waste materials at the Rosen site, a former scrap yard in Cortland, New York. Thereafter, the Company and certain other PRPs agreed to perform a Remedial Investigation, Risk Assessment, and Feasibility Study at the site. The Remedial Investigation, Risk Assessment, and Feasibility Study have now been completed by an engineering firm and submitted to EPA Region II.

            Six PRPs shared in the cost of the Remedial Investigation, Risk Assessment, and Feasibility Study. In 1992, five of these PRPs, including the Company, sued 15 additional companies and individuals that were considered to be potentially liable to share in the costs of the Remedial Investigation, Risk Assessment, and Feasibility Study and ultimate clean-up of the site.

            During 1993, it was preliminarily estimated that the minimum remedial efforts could cost from $6,000,000 to $8,500,000. Accordingly, during 1993, the Company accrued an additional $1,600,000 to cover its share of the estimated costs associated with the ultimate resolution of this matter. Because of financial difficulties experienced by one of the PRPs and because the suit against the potential additional PRPs is not settled, the Company computed its share of the estimated costs on the basis of five PRPs.

            During 1994, the estimated minimum costs of the remedial efforts did not materially change. However, because of the many uncertainties surrounding this issue the Company expensed approximately $300,000 of such costs instead of off-setting it against the accrued liabilities. Accordingly, at December 31, 1994 the Company maintained its accrual at $1,715,000 to absorb future costs associated with this matter.

            During 1995, the aforementioned Risk Assessment concluded there was little, if any risk to human health at the site. The Feasibility Study concluded that a cap over a portion of the site, an asphalt cover over the remainder of the site, together with continual ground water monitoring would constitute an adequate remedy. The EPA however, has informally taken the position that some site excavation will be required and has not yet formally commented on the Feasibility Study.

            During 1995, the estimated minimum costs of the remedial efforts did not materially change. If the EPA accepts the recommendations described in the Feasibility Study, capital costs would be incurred in the early part of the remedial efforts and annual operating and maintenance costs primarily associated with ground-water monitoring and sampling would be incurred over a 30 year period. However, the EPA has givien no indication that the remedy proposed in the Feasibility Study would be an acceptable one so that the final cost of the approved remedy should be considered highly speculative at this time. The ultimate liability of the Company will vary depending on the actual costs which will be incurred, the resolution of the lawsuit against the potential additional PRPs, the allocation of the costs of remediation among the various PRPs, and the financial viability of the existing PRPs.

            In prior years, the Company commenced an action against six insurance carrier's to secure defense and indemnification coverage for matters associated with defense costs and other costs associated with the clean up of the Rosen Site. In October 1995, the parties agreed to a settlement in which six of the insurance carriers, later amended to five, agreed to make a combined payment of $350,000 to the Company in exchange for a full site release. The Company has recorded this settlement in December 1995 and is studying the legal alternatives available against the sixth insurance carrier.

            The Company is a defendant in various legal actions, primarily product liability claims, arising in the ordinary course of business. In the opinion of management, the ultimate liability, if any, resulting from these matters will not have a material effect on the Company's consolidated financial position. The significance of these matters on the Company's future operating results will depend on the Company's level of future earnings as well as the timing and the amount of the ultimate disposition of these matters above the amounts covered by insurance.

Item 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

            There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                    PART II
                                    -------

Item 5 - Market for the Registrant's Common Equity and Related Shareholders
- ---------------------------------------------------------------------------
         Matters
         -------

            The information required by this Item 5 is set forth under the heading "Selected Financial Data" on page 7 of the Annual Report. Such information is incorporated herein by this reference.


Item 6 - Selected Financial Data
- --------------------------------

            The information required by Item 6 is set forth under the heading "Selected Financial Data" on page 7 of the Annual Report and is incorporated herein by this reference.


Item 7 - Management's Discussion and Analysis of Financial Conditions and
- -------------------------------------------------------------------------
         Results of Operations
         ---------------------

            The information required by this Item 7 is set forth under the heading "Management's Discussion and Analysis" on pages 4 through 6 of the Annual Report and is incorporated herein by this reference.


Item 8 - Financial Statements and Supplementary Data
- ----------------------------------------------------

            The information required by this Item 8 is set forth on pages 8 through 18 of the Annual Report and is incorporated herein by this reference.


Item 9 - Changes in and Disagreements with Accountants on Accounting and
- ------------------------------------------------------------------------
         Financial Disclosure
         --------------------

            None

                                    PART III
                                    --------

Item 10 - Directors and Executive Officers of the Registrant
- ------------------------------------------------------------

            Executive Officers of the Registrant
            ------------------------------------

            The names and ages of all officers, all of whom are appointed for a term of one year and, except as noted, have been officers and employees of the registrant for the last five years, are as follows:

            Office                               Name                                         Age
            ------                               ----                                         ---

            President                            Robert J. Siewert                             58
            President, Coil                      Robert J. Kindt                               50
              Processing and Paper
              Converting
            Vice President                       Robert A. Skodzinsky                          51
            Vice President, Domestic
              Coil Processing                    Paul J. Maloney                               58
            Treasurer                            Robert B. Riethman                            48
            Secretary                            Earl J. Hull                                  62

            Mr. Siewert has been President of the Company for more than five years.

            Mr. Kindt became President of the Coil Processing and Paper Converting Industry segments in November 1995 and was previously Vice President of The Monarch Machine Tool Company since March 1990. He was previously employed at Natco Incorporated as Vice President of Operations and Vice President/General Manager Plastics Group from August 1985 to February 1990. Prior to working for Natco Incorporated, he was employed at Lodge and Shipley as Vice President of Manufacturing from June 1984 to August 1985 and was Plant Manager from 1980 to June 1984.

            Mr. Skodzinsky became Vice President of The Monarch Machine Tool Company in February 1995. He had been General Manager of the Monarch Cortland division since December 1994 and prior to that date was the Director of Marketing at the division. He was previously employed at Hunt Valve Company as President and Chief Operating Officer from November 1991 to August 1993. Prior to working for Hunt Valve Company he was employed at Industrial General Corporation as Vice President of Operations from June 1982 to November 1991. Before working for Industrial General Corporation he was employed at The Warner and Swasey Company as Vice President of Manufacturing from October 1977 to June 1982.

            Mr. Maloney became Vice President of The Monarch Machine Tool Company in November 1995. He had been the Sales and Marketing manager for the Monarch Stamco division since July 1991. He was previously employed at the Ferguson division of Crane Corporation as Vice President of Sales from September 1989 to January 1991. Prior to working for Ferguson he was employed by Process Equipment Company as Sales Manager from September 1987 to September 1989. Before working for Process Equipment Company he was employed at National Machinery Company in various positions including Sales Engineer and Sales Manager from December 1962 to August 1987.

            Mr. Riethman has been Treasurer of the Company for more than five years.

            Mr. Hull has been Secretary of the Company for more than five years.

            Additional information required by this Item 10 is incorporated herein by reference from the Proxy Statement.

Item 11 - Executive Compensation
- --------------------------------

            The information required by this Item 11 is set forth in the Proxy Statement and is incorporated herein by this reference.


Item 12 - Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------

            The information required by this Item 12 is set forth in the Proxy Statement and is incorporated herein by this reference.

Item 13 - Certain Relationships and Related Transactions
- --------------------------------------------------------

            The information required by this Item 13 is set forth to the extent applicable in the Proxy Statement and is incorporated herein by this reference.


                                    PART IV
                                    -------

Item l4 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- --------------------------------------------------------------------------

    (a)     List of Documents filed as part of this Report

            (1) Financial Statements:

                                                                                               Sequential
                                                                                              Page Numbers
                                                                                              ------------

                  Report of Independent Accountants                                                   *

                  Consolidated Balance Sheets, December 31,
                  1995 and 1994                                                                       *

                  Consolidated Statements of Operations for the
                  years ended December 31, 1995, 1994 and 1993                                        *

                  Consolidated Statements of Retained Earnings
                  for the years ended December 31, 1995, 1994 and 1993                                *

                  Consolidated Statements of Cash Flows for the
                  years ended December 31, 1995, 1994 and 1993                                        *

                  Notes to Consolidated Financial Statements                                          *

* Incorporated herein by reference from the appropriate portions of the Registrant's Annual Report to security holders for the year ended December 31, 1995.

            (2) Financial Statement Schedules:

                  Report of Independent Accountants

                  Schedule II - Valuation and Qualifying Accounts

                  Schedules other than those listed above are omitted for the reason that they are not applicable, or are not required.

            (3) Exhibits:  See Index of Exhibits on page 12.

      (b) No reports on Form 8-K have been filed during the last quarter of 1995.

      (c)  See page 12 for location of filed exhibits.

      (d) No other financial statements, other than those mentioned above, are required to be filed to comply with Regulation S-X.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        THE MONARCH MACHINE TOOL COMPANY




                        By /s/ ROBERT J. SIEWERT
                          ------------------------------
March 27, 1996                 ROBERT J. SIEWERT
                               President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the date indicated:

ROBERT J. SIEWERT, President and Director; ROBERT B. RIETHMAN, Treasurer and Principal Accounting and Financial Officer; JOHN A. BERTRAND, Director; WILLIAM
A. ENOUEN, Director; WALDEMAR M. GOULET, Director; KENNETH H. HOPKINS, Director; DAVID E. LUNDEEN, Director; JOSEPH M. RIGOT, Director; ROBERT B. MEEKER, Director; JOHN M. RICHARDSON, Director; and JOHN F. TORLEY, Director.





                        By /s/ WILLIAM A. ENOUEN
                          ------------------------------
March 27, 1996                 WILLIAM A. ENOUEN
                               Attorney-in-Fact

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Shareholders and Board of Directors of The Monarch Machine Tool Company

Our report on the consolidated financial statements of The Monarch Machine Tool Company and Subsidiaries has been incorporated by reference in this Form 10-K from page 19 of the 1995 Annual Report to Shareholders of The Monarch Machine Tool Company and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 8 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





COOPERS & LYBRAND L.L.P.

Dayton, Ohio
February 13, 1996

                        THE MONARCH MACHINE TOOL COMPANY
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              for the years ended December 31, 1995, 1994 and 1993
                             (Dollars in thousands)




     Col. A                                        Col. B           Col. C                Col. D             Col. E
- -----------------------------------------------------------------------------------------------------------------------

                                                                     Additions
                                                                     ----------
                                                   Balance at        Charged to                              Balance at
                                                    Beginning         Costs and                                End of
Description                                         of Period         Expenses            Deductions           Period
- -----------                                        -----------       ----------           ----------         ----------

Year ended December 31, 1995:
     Allowance for doubtful trade
         accounts receivable                         $  313             $  44             $  (207)(a)         $  150
     Inventory reserves                               3,727               757                (399)(b)          4,085
                                                     ------              ----               -----             ------

          Total                                      $4,040              $801               $(606)            $4,235
                                                     ======              ====               =====             ======

Year ended December 31, 1994:
     Allowance for doubtful trade
          accounts receivable                        $  543            $  140             $  (370)(a)         $  313
     Inventory reserves                               3,553               748                (574)(b)          3,727
                                                      -----            ------             -------             ------

                                                     $4,096            $  888             $  (944)            $4,040
                                                     ======            ======             =======             ======

Year ended December 31, 1993:
     Allowance for doubtful trade
         accounts receivable                         $  854            $  399             $  (710)(a)         $  543
     Inventory reserves                               4,890             1,378              (2,715)(b)          3,553
                                                     ------            ------             -------             ------

          Total                                      $5,744            $1,777             $(3,425)            $4,096
                                                     ======            ======             =======             ======





   (a)   Write-offs/Collections
   (b)   Disposals/Sales

                               INDEX OF EXHIBITS

         (Filed with the Commission and the New York Stock Exchange)
                                   _______



"Assigned"
 Exhibit
 Number *                             Description
- ----------                            -----------

   3                      Articles of Incorporation and Regulations


  11                      Statement Re Computation of Income (Loss)
                          Per Share


  13 Annual Report to Security Holders for the fiscal year ended December 31, 1995 ***


  21                      Subsidiaries of the Registrant


  23                      Consent of Independent Accountants


  24                      Power of Attorney

  27                      Financial Data Schedule

  *      Exhibits 2, 4, 9, 10, 12, 16, 18, 22, 28, and 29 are either inapplicable to the Company or require no answer.


 ** Incorporated by reference to the Exhibits with the same number filed with the Company's Form l0-K for the year ended December 31, 1980.


*** This Report, except for the portions incorporated by reference herein, is furnished for the information of the Commission and is not deemed "filed" as part of this Annual Report.