Form 10-Q
period 1996-03-31
MONARCH MACHINE TOOL CO
filed 1996-05-15
CIK 67532

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended
March 31, 1996                                       Commission File No. 1-1997


               THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES

An Ohio Corporation                                     Employer Identification
                                                        No. 34-4307810

                  615 North Oak Street, Sidney, Ohio 45365

                           Telephone 513/492-4111

Securities registered pursuant to Section 12(b) of the Act:


                                                         Name of each exchange
Title of each class                                        which_registered
- -------------------                                        ----------------

Common Shares, without                             New York Stock Exchange Inc.
par value

                            ________________________

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes X  .  No    .
                                              ----     ----


The number of common shares outstanding as of May 10, 1996 was 3,744,967.



There are a total of 9 pages filed in this document.

 PART 1 - FINANCIAL INFORMATION

               THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 1996 AND DECEMBER 31, 1995

               (All money amounts stated in thousands of dollars)

ASSETS                                                                                  3-31-96     12-31-95
- ------                                                                                  -------      -------
                                                                                        Unaudited
Cash                                                                                   $  7,040      $ 2,616
Accounts receivable
    Customers                                                                            24,502       32,010
    Earned and unbilled on partially
        completed contracts                                                               6,295        7,912
Inventories                                                                              28,417       26,149
Other current assets                                                                      3,608        2,549
                                                                                        -------      -------
    Current assets                                                                       69,862       71,236

Property, plant & equipment - net                                                        17,271       16,841
Prepaid pension costs                                                                    11,751       11,276
Other assets                                                                              1,621        1,995
                                                                                        -------      -------
                                                                                        100,505      101,348
                                                                                        =======      =======
LIABILITIES
- -----------
Short term borrowings                                                                     6,400        4,417
Accounts payable                                                                          7,598       12,557
Accrued liabilities                                                                       8,500        9,840
Advance payments on contracts                                                             6,470        5,123
Accrued taxes                                                                               356          357
                                                                                        -------      -------
    Current liabilities                                                                  29,324       32,294

Long-term borrowings                                                                     16,000       14,318
Deferred U.S. income taxes                                                                  812        1,134
Other accrued liabilities                                                                 2,920          952
                                                                                        -------      -------
                                                                                         49,056       48,698
                                                                                        -------      -------
SHAREHOLDERS' EQUITY
- --------------------
Preferred stock                                                                              15           15
Common stock                                                                              5,617        5,617
Retained earnings                                                                        45,828       46,993
Translation adjustment                                                                      (11)          25
                                                                                        -------      -------
                                                                                         51,449       52,650
                                                                                        -------      -------
                                                                                       $100,505     $101,348
                                                                                        =======      =======

The accompanying notes are an integral part of the consolidated financial statements.

               THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
               For the three months ended March 31, 1996 and 1995

              (In thousands of dollars, except per share amounts)




                                                1996          1995
                                               -------      -------
                                              Unaudited    Unaudited

Net sales                                      $24,356      $22,203

Operating costs and expenses:
  Cost of sales                                 22,561       19,853
  Selling and administrative                     3,259        3,124
  Interest expense                                 352          132
  Other expense (income)                          (185)         (37)
                                               -------      -------
                                                25,987       23,072

Income (loss) before income taxes               (1,631)        (869)

Provision (credit) for income taxes               (660)        (364)
                                               -------      -------

Net income (loss)                              $  (971)     $  (505)
                                               =======      =======


Earnings per common share:                     $  (.26)     $  (.13)
                                               =======      =======


Dividends per share
  Preferred                                    $   .45      $   .45
  Common                                       $   .05      $   .05





The accompanying notes are an integral part of the consolidated financial statements.

               THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the three months ended March 31, 1996 and 1995

               (All money amounts stated in thousands of dollars)


                                                                                   1996       1995
                                                                                  -------    -------
                                                                                 Unaudited  Unaudited
Cash flows from operating activities:
  Net income (loss)                                                              $   (971)  $   (505)
  Adjustments to reconcile net income (loss) to net
  cash provided by operations:
    Depreciation                                                                      465        416
    Pension Income                                                                    472         32
    Cash provided by (used for)
    current assets and liabilities:
       Accounts receivable                                                          9,124      2,698
       Inventories                                                                 (2,268)    (2,164)
       Other assets                                                                (1,630)    (1,913)
       Accounts payable                                                            (4,959)     2,809
       Accrued liabilities                                                            304      1,072
       Advance payments on contracts                                                1,347        621
       Accrued income taxes
                                                                                       --       (274)
                                                                                  -------    -------
           Total adjustments                                                        2,855      3,297
                                                                                  -------    -------
              Net cash provided by (used in)
              operating activities                                                  1,884      2,792

Cash flows from investing activities:
    Capital expenditures                                                             (896)       (77)
                                                                                  -------    -------

Cash flows from financing activities:
    Dividends paid                                                                   (194)      (194)
    Proceeds from (repayments of) short-term borrowings                             3,665         --
                                                                                  -------    -------
                                                                                    3,471       (194)

Effect of exchange rates on cash                                                      (35)        (1)
                                                                                  -------    -------
              Net increase in cash                                                  4,424      2,520

Cash and cash equivalents at
    beginning of period                                                             2,616         30
                                                                                  -------    -------

Cash and cash equivalents at
    end of period                                                                 $ 7,040    $ 2,550
                                                                                  =======    =======

The accompanying notes are an integral part of the consolidated financial statements.


               THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 1996 and 1995


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

               THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
               For the three months ended March 31, 1996 and 1995


RESULTS OF OPERATIONS

        New order bookings for the entire corporation throughout the first three months of 1996 were up approximately 32% relative to the level experienced during the same period last year. The strong improvement in the new order rate, year-to-date, has been experienced at most of our operations and has not been concentrated in any particular business segment. The accelerated order rate year over year was also affected, in the amount of $3.0 million, by the purchase of Monarch Busch GmbH in May of last year. The resulting level of backlogs at the end of the first quarter of 1996 was $69.8 million as compared to $59.6 million at 12/31/95 and $53.7 million at 3/31/95.

        Net sales for the first three months of 1996 were $24.3 million as compared to $22.2 million for the same period in 1995, but well below those of the prior two quarters. The reduction in net sales relative to recent quarters was due to the slow rate of new order bookings at our domestic machining center division and low beginning backlogs at our foreign strip processing and paper converting subsidiaries.

        Operations during the first three months of 1996 produced a net loss of $971,000 or $.26 per share as compared to a net loss of $505,000 or $.13 per share during the same period in 1995. The increase in the net loss year over year was due to poor margins on several new product introductions at our domestic strip processing division as well depressed margins at our turning division due to the shipment of a very disadvantageous mix of products during the quarter. Procedures have been developed to prevent a reoccurrence of the cost over-runs experienced at the strip processing operation. An increase in orders for non-commodity type machines at our turning division will help lift margins in the immediate future. Rising new order and backlog levels will begin to increase net shipments, which allows the Company's operations to operate nearer capacity, thereby covering fixed costs to a much greater degree than was possible in the first quarter of this year.

        Earnings are also hampered by the generally increasing cost of purchased items that we have only had limited success in passing along to the customer due to severe price competition from both domestic and foreign builders of similar products. The Company, however, continues to implement a company-wide effort to control costs particularly with respect to the largest and fastest growing areas of costs such as health care, travel and product liability insurance.

               THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
               For the three months ended March 31, 1996 and 1995

RESULTS OF OPERATIONS (continued)

Our efforts at cost containment are evidenced by the fact that selling and general and administrative expenses expressed as a percentage of sales were 13.4% during the first three months of this year as compared to 14.1% during the same period last year. Although this ratio is highly dependent upon sales volume because of the fixed nature of many of these costs, the Company will continue to focus on controlling these costs where possible as we have in the past. Cost of sales expressed as a percentage of sales went up to 92.6% during the first of 1996 as compared to 89.4% during the same period last year. The lower margins incurred in past quarters were due to the factors noted above particularly the excess-capacity situation at some of our operations. Due to the high engineering content of our products it is not practical or desirable to radically adjust these costs to cyclical changes in the marketplace for our equipment.

Earnings continue to be strongest at our strip processing operations due to reasonable plant capacity utilization, and remain poorest at our turning operation because of considerable excess capacity.

As reported in the 1995 Annual Shareholder's Report, the investment banking firm of Lehman Brothers Inc. has been hired to for the purpose of assisting the Company in maximizing shareholder value. Management and Lehman Brothers have been working together over the past few months towards achieving this end.


LIQUIDITY AND CAPITAL RESOURCES

The Company maintained a strong financial position throughout the past year and has current assets of $2.38 for each dollar of current liabilities at 3/31/96 as compared to $2.12 at 3/31/95.

The Company presently has long-term debt of $16 million. The Company has unsecured lines of credit aggregating $37 million, including a $20 million committed three year revolving loan with a three year term-out option. Short-term borrowings against these facilities at 3/31/96 were $6.4 million compared to $7.0 million one year ago. Management completed the renewal of these agreements, during the second quarter of 1995, including the expansion of the existing unsecured $13 million committed line to $ 20 million under essentially the same terms as were present in the existing facility.

PART II - OTHER INFORMATION





Item 6  -  Exhibits and Reports on Form 8-K

           a. - Exhibits
                27 Financial Data Schedule

           b.   Reports on Form 8-K
                No reports on Form 8-K were filed during the three month period ending March 31, 1996

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          THE MONARCH MACHINE TOOL COMPANY





Date        5/13/96                       By /s/ Robert Riethman
     --------------------------------        ------------------------------
                                             Robert Riethman, Treasurer


Date        5/13/96                       By /s/ Earl Hull
     --------------------------------        ------------------------------
                                             Earl Hull, Corporate Secretary