Form 10-Q
period 1996-06-30
MONARCH MACHINE TOOL CO
filed 1996-08-12
CIK 67532

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended
June 30, 1996                                        Commission File No. 1-1997


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

                            -------------------------

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days. Yes X  . No     .
                                      ----   ----

The number of common shares outstanding as of August 9, 1996 was 3,744,967.

There are a total of 10 pages filed in this document.

PART 1 - FINANCIAL INFORMATION

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       JUNE 30, 1996 AND DECEMBER 31, 1995

               (All money amounts stated in thousands of dollars)

ASSETS                                                       6-30-96   12-31-95
- ------                                                       -------   --------
                                                            Unaudited
Cash                                                          $ 5,969   $  2,616
Accounts receivable
  Customers                                                    22,811     32,010
  Earned and unbilled on partially
     completed contracts                                        5,368      7,912
Inventories                                                    25,830     26,149
Other current assets                                            3,078      2,549
                                                              -------   --------
  Current assets                                               63,056     71,236

Property, plant & equipment - net                              17,036     16,841
Prepaid pension costs                                          12,260     11,276
Other assets                                                    1,530      1,995
                                                              -------   --------
                                                               93,882    101,348
                                                              =======   ========
LIABILITIES
- -----------

Short term borrowings                                           3,350      4,417
Accounts payable                                                5,868     12,557
Accrued liabilities                                             8,212      9,840
Advance payments on contracts                                   2,754      5,123
Accrued taxes                                                     356        357
                                                              -------   --------

   Current liabilities                                         20,540     32,294

Long-term borrowings                                           17,000     14,318
Deferred U.S. income taxes                                      1,553      1,134
Other accrued liabilities                                       2,920        952
                                                              -------   --------
                                                               42,013     48,698
                                                              -------   --------
SHAREHOLDERS' EQUITY
- --------------------

Preferred stock                                                    15         15
Common stock                                                    5,617      5,617
Retained earnings                                              46,195     46,993
Translation adjustment                                             42         25
                                                              -------   --------

                                                               51,869     52,650
                                                              -------   --------
                                                              $93,882   $101,348
                                                              =======   ========

The accompanying notes are an integral part of the consolidated financial statements.


                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                 For the six months ended June 30, 1996 and 1995

               (In thousands of dollars, except per share amounts)

                                                            1996        1995
                                                          Unaudited   Unaudited
                                                          ---------   ---------
Net sales                                                  $ 52,478     $ 50,704

Operating costs and expenses:
    Cost of sales                                            49,078       43,880
    Selling and administrative                                6,619        6,432
    Interest expense                                            738          261
    Other expense (income)                                     (358)          (1)
                                                           --------     --------
                                                             56,077       50,572

                                                             (3,599)         132

Gain on sale of foreign property                              3,528

Net income (loss) before income taxes                           (71)         132

Provision (credit) for income taxes                             339           (3)
                                                           --------     --------

Net income (loss)                                          $   (410)    $    135
                                                           ========     ========

Earnings (Loss) per common share:                          $   (.11)    $    .04
                                                           ========     ========

Dividends per share:
    Preferred                                              $    .90     $    .90
    Common                                                 $    .10     $    .10


The accompanying notes are an integral part of the consolidated financial statements.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                For the three months ended June 30, 1996 and 1995

               (In thousands of dollars, except per share amounts)

                                                             1996        1995
                                                           ---------  ---------
                                                           Unaudited  Unaudited
Net sales                                                   $28,123      $28,501

Operating costs and expenses:
    Cost of sales                                            26,517       24,028
    Selling and administrative                                3,360        3,308
    Interest expense                                            386          130
    Other expense (income)                                     (172)          34
                                                            -------      -------
                                                             30,091       27,500

                                                             (1,968)       1,001

Gain on sale of foreign property                              3,528

Income before income taxes                                    1,560        1,001

Provision for income taxes                                      999          361
                                                            -------      -------

Net income                                                  $   561      $   640
                                                            =======      =======

Earnings per common share:                                  $   .15      $   .17
                                                            =======      =======

Dividends per share:
    Preferred                                               $   .45      $   .45
    Common                                                  $   .05      $   .05


The accompanying notes are an integral part of the consolidated financial statements.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the six months ended June 30, 1996 and 1995

               (All money amounts stated in thousands of dollars)

                                                        1996            1995
                                                      ---------       ---------
                                                      Unaudited       Unaudited
Cash flows from operating activities:
  Net income (loss)                                   $  (410)         $  135
  Adjustments to reconcile net income (loss) to net
  cash provided by operations:
    Depreciation                                          939             846
    Pension Income                                        945              32
    Cash provided by (used for)
    current assets and liabilities:
      Accounts receivable                              11,743          (4,627)
      Inventories                                         319          (2,803)
      Other assets                                     (1,992)         (1,964)
      Accounts payable                                 (6,689)          3,160
      Accrued liabilities                                 758           3,190
      Advance payments on contracts                    (2,370)          5,328
      Accrued income taxes                                 --            (274)
                                                      -------         -------
        Total adjustments                               3,653           2,888
                                                      -------         -------
          Net cash provided by (used in)
          operating activities                          3,243           3,023

Cash flows from investing activities:
  Capital expenditures                                 (1,135)           (619)
                                                      -------         -------
Cash flows from financing activities:
  Dividends paid                                         (388)           (388)
  Proceeds from (repayments of) short-term borrowings   1,615             231
                                                      -------         -------
                                                        3,471            (157)

Effect of exchange rates on cash                           18             (39)
                                                      -------         -------

      Net increase in cash                              3,353           2,208

Cash and cash equivalents at
  beginning of period                                   2,616              30
                                                      -------         -------

Cash and cash equivalents at
  end of period                                       $ 5,969         $ 2,238
                                                      =======         =======



The accompanying notes are an integral part of the consolidated financial

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 1996 and 1995

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

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 For the six months ended June 30, 1996 and 1995

RESULTS OF OPERATIONS

New order bookings for the entire corporation throughout the first six months of 1996 were down approximately 28% relative to the level experienced during the same period last year. During the second quarter of this year the new order bookings decreased 55% relative to the same period in 1995. The new order rate was exceptionally strong in the second quarter last year, primarily due to several large lines being booked at our strip processing operations. Booking year-to-date in 1996 have been good at most of our operations, but have been strongest at our turning operation in Sidney. The resulting level of backlogs at the end of the first half of 1996 was $68.5 million as compared to $59.6 million at 12/31/95 and $85.2 million at 6/30/95.

Net sales for the first six months of 1996 were $52.5 million as compared to $50.7 million for the same period in 1995, and for the second quarter of 1996 were $28.1 million in contrast to the $28.5 million experienced during the same period last year.

Operations during the first half of 1996 produced a net loss of $410,000 or $.11 per share as compared to earnings of $135,000 or $.04 per share during the same period in 1995. The net profit of $561,000 or $.15 per share posted in the second quarter of this year compares to the net gain of $640,000 or $.17 per share incurred in the same period one year ago. Second quarter 1996 earnings were enhanced by a net gain of $ 1.9 million or 51 cents per share from the sale of the land & buildings owned by our Monarch Werkzeugmachinen GmbH subsidiary located in Hemsbach, Germany. This subsidiary has been relocated to the Company's Stamco Depiereux facilities in Dueren Germany. The operating loss of $1.3 million or 36 cents per share was affected by the recording of approximately $1.1 million or 30 cents per share special charge to recognize the consolidation of several machine tool product lines, potentially uncollectible accounts and a state personal property tax liability. Earnings, year-to-date were also detrimentally affected in the first quarter of this year by poor margins on several new product introductions at our domestic strip processing division as well depressed margins at our turning division due to the shipment of a very disadvantageous mix of products during the quarter. Procedures have been developed to prevent a reoccurrence of the cost over-runs experienced at the strip processing operation. An increase in orders for non-commodity type machines at our turning division will help lift margins in the future.

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

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 For the six months ended June 30, 1996 and 1995

RESULTS OF OPERATIONS (continued)

Our efforts at cost containment are evidenced by the fact that selling and general and administrative expenses expressed as a percentage of sales were 12.6% during the first six months of this year as compared to 12.7% during the same period last year. Although this ratio is highly dependent upon sales volume because of the fixed nature of many of these costs, the Company will continue to focus on controlling these costs where possible as we have in the past. Cost of sales expressed as a percentage of sales went up to 93.2% during the first half of 1996 as compared to 86.5% during the same period last year. The lower margins year over year were due to the factors noted above particularly the cost over-runs on several customer orders at our domestic strip processing operation.

Earnings continue to be strongest at our strip processing operations due to reasonable plant capacity utilization, and remain poorest, although improving, at our turning operation because of considerable excess capacity.

As reported in the 1995 Annual Shareholder's Report, the investment banking firm of Lehman Brothers Inc. has been hired to for the purpose of assisting the Company in maximizing shareholder value. Management and Lehman Brothers have been working together over the past months towards achieving this end.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintained a strong financial position throughout the past year and has current assets of $3.07 for each dollar of current liabilities at 6/30/96 as compared to $2.26 at 6/30/95.

The Company presently has long-term debt of $17 million as compared to $5 million one year ago. The Company has unsecured lines of credit aggregating $37 million, including a $20 million committed three year revolving loan with a three year term-out option. Short-term borrowings against these facilities at 6/30/96 were $3.4 million compared to $7.3 million one year ago. Management completed the renewal of the uncommitted credit line agreements during the second quarter of 1996. During the second quarter of 1995 the prior unsecured $13 million committed line was expanded to $ 20 million under essentially the same terms as were present in the then existing facility.

PART II - OTHER INFORMATION

Item 4 -  Submission of matters to a vote of security holders.

          During the annual meeting of shareholders held on May 7, 1996 the following matters were voted upon by the Company's security holders.

          The following is a tabulation of the voting results:

               1) Election of directors to the class whose term expires in 1998.

                                                  Votes               Votes
                                                  "For"            "Withheld"
                                                  -----            ----------
          John A. Bertrand                      3,053,364             32,267

          Waldemar M. Goulet                    3,051,710             33,921

          Kenneth H. Hopkins                    3,053,173             32,458

          John F. Torley                        3,050,559             35,072


               Directors not voted upon whose term of office continued after the meeting:

                               David E. Lundeen
                               Robert B. Meeker
                               John M. Richardson
                               William A. Enouen
                               Joseph M. Rigot
                               Robert J. Siewert

Item 6  -  Exhibits and Reports on Form 8-K

           27  Financial Data Schedule

           No reports on Form 8-K were filed during the six month period ending June 30, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THE MONARCH MACHINE TOOL COMPANY

Date      8/09/96                    By  /s/ Robert Reithman
     ------------------------           ------------------------------------
                                        Robert Riethman, Treasurer


Date      8/09/96                    By  /s/ Earl Hull
     ------------------------           ------------------------------------
                                        Earl Hull, Corporate Secretary