Form 10-Q
period 1996-09-30
MONARCH MACHINE TOOL CO
filed 1996-11-14
CIK 67532

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended
September 30, 1996                                    Commission File No. 1-1997


                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES

An Ohio Corporation                                   Employer Identification
                                                      No. 34-4307810

                    615 North Oak Street, Sidney, Ohio 45365

                             Telephone 513/492-4111

Securities registered pursuant to Section 12(b) of the act:

                                                       Name of each exchange
Title of each class                                     on which registered
-------------------                                     -------------------
Common Shares, without                              New York Stock Exchange Inc.
par value
                            ------------------------

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  . No    .
                                      -----    ----
The number of common shares outstanding as of November 8, 1996 was 3,744,967.

There are a total of 11 pages filed in this document.

PART 1 - FINANCIAL INFORMATION

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

               (All money amounts stated in thousands of dollars)

ASSETS                                                  9-30-96         12-31-95
------                                                 Unaudited
                                                        --------        --------
Cash                                                    $  5,696        $  2,616
Accounts receivable
      Customers                                           21,207          32,010
      Earned and unbilled on partially
         completed contracts                               6,491           7,912
Inventories                                               24,650          26,149
Other current assets                                       2,585           2,549
                                                        --------        --------
      Current assets                                      60,629          71,236
Property, plant & equipment - net                         16,120          16,841
Prepaid pension costs                                     12,768          11,276
Other assets                                               3,554           1,995
                                                        --------        --------
                                                          93,071         101,348
                                                        ========        ========

LIABILITIES

Short term borrowings                                      4,347           4,417
Accounts payable                                           7,002          12,557
Accrued liabilities                                        8,716           9,840
Advance payments on contracts                              3,165           5,123
Accrued taxes                                                687             357
                                                        --------        --------

      Current liabilities                                 23,917          32,294

Long-term borrowings                                      15,000          14,318
Deferred U.S. income taxes                                                 1,134
Other accrued liabilities                                  2,920             952
                                                        --------        --------

                                                          41,837          48,698
                                                        --------        --------

SHAREHOLDERS' EQUITY
--------------------
Preferred stock                                               15              15
Common stock                                               5,617           5,617
Retained earnings                                         45,589          46,993
Translation adjustment                                        13              25
                                                        --------        --------
                                                          51,234          52,650
                                                        --------        --------
                                                        $ 93,071        $101,348
                                                        ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
              For the nine months ended September 30, 1996 and 1995

               (In thousands of dollars, except per share amounts)

                                                          1996          1995
                                                          ----          ----
                                                        Unaudited     Unaudited

Net sales                                               $ 76,897       $ 82,145
                                                        --------       --------
Operating costs and expenses:
      Cost of sales                                       70,906         71.497
      Selling and administrative                          10,319          9,750
      Interest expense                                     1,052            453
      Other expense (income)                                (713)           (70)
                                                        --------       --------
                                                          81,564         81,630
                                                        --------       --------
                                                          (4,667)           515
Gain on discontinuance of operation of
 foreign subsidiary                                          365            230
Gain on sale of foreign property                           3,528           --
                                                        --------       --------
                                                           3,893            230
                                                        --------       --------
Net income (loss) before income taxes                       (774)           745

Provision for income taxes                                    48            265
                                                        --------       --------

Net income (loss)                                       $   (822)      $    480
                                                        ========       ========

Earnings (Loss) per common share:                       $   (.22)      $    .13
                                                        ========       ========

Dividends per share:
      Preferred                                         $   1.35       $   1.35
      Common                                            $    .15       $    .15







The accompanying notes are an integral part of the consolidated financial statements.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
             For the three months ended September 30, 1996 and 1995

               (In thousands of dollars, except per share amounts)

                                                       1996              1995
                                                     ---------         --------
                                                     Unaudited         Unaudited

Net sales                                             $ 24,419         $ 31,441
Operating costs and expenses:                         --------         --------
      Cost of sales                                     21,828           27,617
      Selling and administrative                         3,700            3,317
      Interest expense                                     314              192
      Other expense (income)                              (355)             (68)
                                                      --------         --------
                                                        25,487           31,058
                                                      --------         --------

                                                        (1,068)             383
Gain on discontinuance of operation of
 foreign subsidiary                                        365              230
                                                      --------         --------

Income before income taxes                                (703)             613

Provision (credit) for income taxes                       (291)             268
                                                      --------         --------

Net income (loss)                                     $   (412)        $    345
                                                      ========         ========

Earnings (loss) per common share:                     $   (.11)        $    .09
                                                      ========         ========
Dividends per share:
      Preferred                                       $    .45         $    .45
      Common                                          $    .05         $    .05



The accompanying notes are an integral part of the consolidated financial statements.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              For the nine months ended September 30, 1996 and 1995

               (All money amounts stated in thousands of dollars)

                                                                       1996           1995
                                                                       ----           ----
                                                                    Unaudited       Unaudited

Cash flows from operating activities:
    Net income (loss)                                                $   (822)      $    480
    Adjustments to reconcile net income (loss) to net
    cash provided by operations:
      Depreciation                                                      1,406          1,270
      Pension Income                                                   (1,417)            32
      Gain on discontinuance of operation of foreign subsidiary          (365)          (230)
      Gain on sale of foreign property                                 (3,528)          --
      Cash provided by (used for)
      current assets and liabilities:
          Accounts receivable                                          12,223        (11,029)
          Inventories                                                   1,499         (6,304)
          Other assets                                                  2,368         (1,992)
          Accounts payable                                             (5,555)         5,004
          Accrued liabilities                                            (435)         8,409
          Advance payments on contracts                                (1,958)         3,019
          Accrued income taxes                                            332           (276)
                                                                     --------       --------
            Total adjustments                                           4,570         (2,097)
                                                                     --------       --------
               Net cash provided by (used in)
               operating activities                                     3,748         (1,617)

Cash flows from investing activities:
    Capital expenditures                                                 (685)          (750)
                                                                     --------       --------

Cash flows from financing activities:
    Dividends paid                                                       (582)          (582)
    Proceeds from (repayments of) short-term borrowings                   611          4,661
                                                                     --------       --------
                                                                           29          4,079
Effect of exchange rates on cash                                          (12)           (36)
                                                                     --------       --------

               Net increase in cash                                     3,080          1,676

Cash and cash equivalents at
    beginning of period                                                 2,616             30
                                                                     --------       --------

Cash and cash equivalents at
    end of period                                                    $  5,696       $  1,706
                                                                     ========       ========

The accompanying notes are an integral part of the consolidated financial statements

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the nine months ended September 30, 1996 and 1995

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

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report and any current year's previously filed Forms 10-Q.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
            For the nine months ended September 30, 1996 and 1995

RESULTS OF OPERATIONS

     New order bookings for the entire corporation throughout the first nine months of 1996 were down approximately 17% relative to the level experienced during the same period last year. During the third quarter of this year the new order bookings increased 25% relative to the same period in 1995. The new order rate was exceptionally strong in the second quarter last year, primarily due to several large lines being booked at our strip processing operations. Booking year-to-date in 1996 have been good at most of our operations, but have been strongest at our turning operation in Sidney. The resulting level of backlogs at the end of the first nine months of 1996 was $64.3 million as compared to $68.5 million at 6/30/96 and $59.6 million at 12/31/95.

     Net sales for the first nine months of 1996 were $76.9 million as compared to $82.1 million for the same period in 1995, and for the third quarter of 1996 were $24.4 million in contrast to the $31.4 million experienced during the same period last year. Shipments were low in the third quarter of this year primarily because of a temporary delay, requested by the customer, relative to the completion of a large line of equipment being produced by our domestic strip processing division.

     Operations during the first nine months of 1996 produced a net loss of $822,000 or $.22 per share as compared to earnings of $480,000 or $.13 per share during the same period in 1995. The net loss of $412,000 or $.11 per share posted in the third quarter of this year compares to the net gain of $345,000 or $.09 per share incurred in the same period one year ago. The third quarter 1996 loss was reduced by a net gain of $237,000 or 6 cents per share from the sale of all remaining property relating to the discontinuance of operations at our Dean Smith & Grace subsidiary. The net loss year-to-date of $822,000 or 22 cents per share was mitigated by the above mentioned gain as well as a net gain of $1.9 million or 51 cents per share from sale of the land & buildings owned by our Monarch Werkzeugmaschinen GmbH subsidiary located in Hemsbach, Germany. This subsidiary has been relocated to the Company's Stamco Depiereux facilities in Dueren Germany. The after-tax loss in the first nine months of this year was also negatively affected by the recording of approximately $1.1 million or 30 cents per share special charge, in the second quarter, to recognize the consolidation of several machine tool product lines, potentially uncollectible accounts and a state personal property tax liability. We continue to analyze our machine tool product lines, primarily at our turning operation, with respect to further potential product consolidations.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
            For the nine months ended September 30, 1996 and 1995

RESULTS OF OPERATIONS (continued)

The year-to-date loss was also detrimentally affected in the first quarter of this year by poor margins on several new product introductions at our domestic strip processing division as well depressed margins at our turning division due to the shipment of a very disadvantageous mix of products during the quarter. Procedures have been developed to prevent a reoccurrence of the cost over-runs experienced at the strip processing operation.

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

Selling and general and administrative expenses expressed as a percentage of sales were 13.4% during the first nine months of this year as compared to 11.9% during the same period last year. This ratio is highly dependent upon sales volume because of the fixed nature of many of these costs, the Company will continue to focus on controlling these costs where possible as we have in the past. Cost of sales expressed as a percentage of sales went up to 92.2% during the first nine months of 1996 as compared to 87.0% during the same period last year. The lower margins year over year were due to the factors noted above, particularly with respect to the machine tool operations. However the margin erosion was primarily due to cost over-runs on several customer orders at our domestic strip processing operation during the first quarter of 1996, and at our foreign strip processing operations in the third quarter.

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

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
            For the nine months ended September 30, 1996 and 1995

LIQUIDITY AND CAPITAL RESOURCES

The Company maintained a strong financial position throughout the past year and has current assets of $2.54 for each dollar of current liabilities at 9/30/96 as compared to $2.11 at 9/30/95.

The Company presently has long-term debt of $15 million as compared to $8 million one year ago. The Company has unsecured lines of credit aggregating $37 million, including a $20 million committed three year revolving loan with a three year term-out option. Short-term borrowings against these facilities at 9/30/96 were $4.3 million compared to $3.7 million one year ago. Management completed the renewal of the uncommitted credit line agreements during the second quarter of 1996. During the second quarter of 1995 the prior unsecured $13 million committed line was expanded to $ 20 million under essentially the same terms as were present in the then existing facility.

PART II - OTHER INFORMATION

Item 6  -  Exhibits and Reports on Form 8-K

           No reports on Form 8-K were filed during the nine month period ending September 30, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                THE MONARCH MACHINE TOOL COMPANY

Date 11/08/96                                  By /s/  Robert Riethman
    ----------                                    ------------------------------
                                                  Robert Riethman, Treasuer


Date 11/08/96                                  By /s/  Earl Hull,
    ----------                                    ------------------------------
                                                  Earl Hull, Treasuer