Form 10-K
period 1996-12-31
MONARCH MACHINE TOOL CO
filed 1997-03-31
CIK 67532

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996          Commission File No. 1-1997

                        THE MONARCH MACHINE TOOL COMPANY

An Ohio Corporation                      Employer Identification No. 34-4307810

                    615 North Oak Street, Sidney, Ohio 45365

                             Telephone 937/492-4111

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

                        --------------------------------
Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such
filing requirements for the past 90 days. Yes X . No   .
                                             ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

The aggregate market value of the common shares held by nonaffiliates of the registrant as of the close of business on March 3, 1997 was $29,023,000.

The number of common shares outstanding as of March 3, 1997, was 3,744,967.
            Documents Incorporated By Reference

(1) Portions of the registrant's annual report to security holders for the year ended December 31, 1996 (Part II)

(2) Portions of the registrant's definitive proxy statement to be filed in connection with the annual meeting of shareholders to be held on May 6, 1997. (Parts I & III)

                                     Part I
                                     ------

Item 1 - Business
-----------------
The Monarch Machine Tool Company ("Monarch" or the "Company") was incorporated in 1909.

Products
--------
The Company operates in three primary industries in which it designs and builds machinery, namely the machine tool, coil processing and paper converting industries. The Company's products are primarily used by manufacturers of industrial equipment and, directly or indirectly, consumer products.

All Company products are sold by direct Company salesmen or independent agents throughout the United States and the world.

The following is a description of the primary products produced by the Company:

Machine Tools
-------------
Turning Machines - A metal cutting turning machine removes metal by engaging a stationary tool on the surface of a rotating part. Monarch manufactures different types of turning machines, including chuckers for short parts, shaft machines for long cylindrical parts, and bar machines for parts cut from bar stock. Both two axis (one cutting tool in the cut) and four axis (two cutting tools in the cut simultaneously) are available in most configurations. The machines are operated by computer numerical control (CNC). Once programs are stored in the control, all of the functions of the machine can be performed without operator assistance. Automatic part loading devices also built by Monarch can be added for further unassisted operation. Monarch also re-manufactures several models of manually operated conventional and CNC lathes.

Machining Centers - A machining center is a multifunction machine that removes metal by milling, drilling, boring, or tapping with a rotating tool on a stationary part. Monarch manufactures vertical spindle machining centers in various sizes and configurations. All are computer numerically controlled and have automatic tool changers that change tools in the spindle without operator assistance. Automatic part loading devices have been developed by Monarch that can be added to most models.

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

                                     Part I
                                     ------


Item 1 - Business, continued
----------------------------


Paper Converting Machinery
--------------------------
In 1995, the Company entered a new industry segment with its purchase of certain assets of the paper converting machinery segment of the Depiereux group of companies. The coating and laminating equipment, typically sold in complete lines, is used by paper, plastics and foil converters to further process these materials for use in flexible or medical packaging, pressure sensitives, adhesives products and wall coverings. The lines include continuous roll processing with in-line coating, drying, dry or wet laminating, slitting and rewinding. The coatings and adhesives applied are aqueous solvent, solventless, hot melt and wax. Individual components are also available for upgrading existing installations.

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

Backlog
-------

Monarch's backlog, segregated by industry segment is as follows
(in thousands):
                                                  DECEMBER 31,    DECEMBER 31,
                                                    1996              1995
                                                   -------          -------
Machine Tools                                      $18,914          $13,739
Coil Processing Machinery                           41,901           45,879
Paper Converting Machinery                              --               --
                                                   -------          -------

                                                   $60,815          $59,618
                                                   =======          =======

                                    Part I
                                    ------


Item 1 - Business, continued
----------------------------
The entire 1996 backlog can reasonably be expected to be shipped within twelve months. Seasonal factors are not significant to Monarch.

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


Engineering and Development
---------------------------
Monarch's engineering departments, which currently employ 123 persons, are responsible for engineering customer orders, the improvement of existing product lines, and the development of new product lines. Monarch's major product lines have been engineered and developed by Monarch personnel. Refer to the Notes to Consolidated Financial Statements, incorporated into this Form 10K by reference, for the amount of research and development expense in 1996, 1995 and 1994.

Employees
---------
Monarch had 707 employees at December 31, 1996.

Working Capital
---------------
Because of the long manufacturing time required to manufacture its products, Monarch is normally required to finance a substantial volume of work in process.

Domestic and Foreign Operations and Export Sales
------------------------------------------------
Amounts of revenue, profitability, and identifiable assets attributable to domestic and foreign operations for 1996, 1995, and 1994 are included in Notes to Consolidated Financial Statements incorporated by reference into this Form 10-K.

                                     Part I
                                     ------

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

Foreign Subsidiaries
--------------------
Monarch Werkzeugmaschinen GmbH, in Dueren, Germany, serves as a sales and service headquarters for U.S. machine tools in Europe. The operations were conducted in owned facilities (10,000 square feet) in Hemsbach, Germany. As a result of the Company's decision to consolidate their German operations the Company decided to sell the property and equipment of the Hemsbach, Germany subsidiary as discussed in the Notes to the Consolidated Financial Statements.

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

Item 3 - Legal Proceedings
--------------------------

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

                                     Part I
                                     ------


Item 3 - Legal Proceedings, Continued
-------------------------------------

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

The attorneys for five PRPs have brought on Motions for Summary Judgment against several defendants in order to establish liability for clean-up costs on the part of these defendants. In the case of two of these defendants, the motions have been granted and liability thus established. Additional motions against three defendants have been made and are now pending. It is the opinion of the PRP's attorneys that these motions are also likely to be successful. In the opinion of counsel, this is significant since all defendants against which liability has been established will in all probability be included in the EPA order directing cleanup of the Rosen Site and will thereby be compelled to share in the costs of cleanup.

During 1995, the aforementioned Risk Assessment concluded there was little, if any risk to human health at the site. The Feasibility Study concluded that a cap over a portion of the site, an asphalt cover over the remainder of the site, together with continual ground water monitoring would constitute an adequate remedy.

During 1995 and 1996, the estimated minimum costs of the remedial efforts did not materially change. If the EPA accepts the recommendations described in the Feasibility Study, capital costs would be incurred in the early part of the remedial efforts and annual operating and maintenance costs primarily associated with ground-water monitoring and sampling would be incurred over a 30 year period. However, the EPA has given no indication that the remedy proposed in the Feasibility Study would be an acceptable one so that the final cost of the approved remedy should be considered highly speculative at this time. The ultimate liability of the Company will vary depending on the actual costs which will be incurred, the resolution of the lawsuit against the potential additional PRPs, the allocation of the costs of remediation among the various PRPs, and the financial viability of the existing PRPs.

                                     Part I
                                     ------


Item 3 - Legal Proceedings, Continued
---------------------------

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

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II


Item 5 - Market for the Registrant's Common Equity and Related Shareholders
---------------------------------------------------------------------------
Matters
-------

The information required by this Item 5 is set forth under the heading "Selected Financial Data" on page 7 of the Annual Report. Such information is incorporated herein by this reference.

Item 6 - Selected Financial Data
--------------------------------

The information required by Item 6 is set forth under the heading "Selected Financial Data" on page 7 of the Annual Report and is incorporated herein by this reference.

Item 7 - Management's Discussion and Analysis of Financial Conditions and
-------------------------------------------------------------------------
Results of Operations
---------------------

The information required by this Item 7 is set forth under the heading "Management's Discussion and Analysis" on pages 4 through 6 of the Annual Report and is incorporated herein by this reference.

                                     PART II


Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------

The information required by this Item 8 is set forth on pages 8 through 18 of the Annual Report and is incorporated herein by this reference.

Item 9 - Changes in and Disagreements with Accountants on Accounting
--------------------------------------------------------------------
and Financial Disclosure
------------------------

None
                                    PART III
                                    --------

Item 10 - Directors and Executive Officers of the Registrant
------------------------------------------------------------

Executive Officers of the Registrant
-------------------------------------

The names and ages of all officers, all of whom are appointed for a term of one year and, except as noted, have been officers and employees of the registrant for the last five years, are as follows:


OFFICE                                      NAME                             AGE
------                                      ----                             ---
President                                   Richard E. Clemens               47

President, Coil Processing and              Robert J. Kindt                  51
   Paper Converting

Vice President                              Robert A. Skodzinsky             52

Vice President, Domestic Coil               Paul J. Maloney                  59
   Processing

Treasurer                                   Robert B. Riethman               49

Secretary                                   Earl J. Hull                     63


Mr. Clemens became President and Chief Executive Officer of Monarch on March 10, 1997. He was previously the Vice President and General Manager of the Frick Company, a manufacturer of compressors, heat exchangers, and process refrigeration equipment (a subsidiary of York International) from July 1995 to February 1997. Prior to working for the Frick Company, he was the President and Chief Executive Officer of Clark Material Handling Company, a manufacturer of lift trucks, from March 1994 to July 1995. Before working for Clark Material Handling Company, he was working for BMY Combat Systems, a division of Harsco Corporation as President from 1992 to 1994 and held various other management positions with the division from July 1985 to 1992.

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

                                    PART III
                                    --------

Item 10 - Directors and Executive Officers of the Registrant, Continued
-----------------------------------------------------------------------

Executive Officers of the Registrant, Continued
------------------------------------
Mr. Skodzinsky became Vice President of The Monarch Machine Tool Company in February 1995. He had been General Manager of the Monarch Cortland division since December 1994 and prior to that date was the Director of Marketing at the division. He was previously employed at Hunt Valve Company as President and Chief Operating Officer from November 1991 to August 1993. Prior to working for Hunt Valve Company has was employed at Industrial General Corporation as Vice President of operations from June 1982 to November 1991. Before working for Industrial General Corporation he was employed at The Warner and Swasey Company as Vice President of Manufacturing from October 1977 to June 1982.

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

Item 11 - Executive Compensation
--------------------------------
The information required by this Item 11 is set forth in the Proxy Statement and is incorporated herein by this reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
The information required by this Item 12 is set forth in the Proxy Statement and is incorporated herein by this reference.

Item 13 - Certain Relationships and Related Transactions
--------------------------------------------------------
The information required by this Item 13 is set forth to the extent applicable in the Proxy Statement and is incorporated herein by this reference.

                                     PART IV
                                     -------

Item l4 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)  List of Documents filed as part of this Report

     (1)  Financial Statements:


          Report of Independent Accountants                                                     *

          Consolidated Balance Sheets, December 31, 1996 and 1995                               *

          Consolidated Statements of Operations and Retained Earnings for
               the years ended December 31, 1996, 1995 and 1994                                 *

          Consolidated Statements of Cash Flows for the years ended
               December 31, 1996, 1995 and 1994                                                 *

          Notes to Consolidated Financial Statements                                            *

* Incorporated herein by reference from the appropriate portions of the Registrant's Annual Report to security holders for the year ended December
  31, 1996

     (2)  Financial Statement Schedules:

             Report of Independent Accountants

             Schedule II - Valuation and Qualifying Accounts

             Schedules other than those listed above are omitted for the reason that they are not applicable, or are not required.

     (3)  Exhibits:  See Index of Exhibits

(b)  No reports on Form 8-K have been filed during the last quarter of 1996.

(c)  See Index of Exhibits for location of filed exhibits

(d) No other financial statements, other than those mentioned above, are required to be filed to comply with Regulation S-X.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE MONARCH MACHINE TOOL COMPANY



                           By    /s/ Richard E. Clemens
                                 -----------------------------------------------
      March 21, 1997             RICHARD E. CLEMENS
                                 Director, President and Chief Executive Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of The Monarch Machine Tool Company and in the capacities and on the dates indicated:

                     By    /s/ Richard E. Clemens
                           -----------------------------------------------
March 21, 1997             RICHARD E. CLEMENS
                           Director, President and Chief Executive Officer



                     By    /s/ Robert B. Riethman
                           -----------------------------------------------
March 21, 1997             ROBERT B. RIETHMAN
                           Treasurer (Principal Financial and Accounting Officer



                     By    /s/ William A. Enouen
                           -----------------------------------------------
March 21, 1997             WILLIAM A. ENOUEN
                           Director



                     By    /s/ Waldemar M. Goulet
                           -----------------------------------------------
March 21, 1997             WALDEMAR M. GOULET
                           Director



                     By    /s/ David E. Lundeen
                           -----------------------------------------------
March 21, 1997             DAVID E. LUNDEEN
                           Director



                     By    /s/ Joseph M. Rigot
                           -----------------------------------------------
March 21, 1997             JOSEPH M. RIGOT
                           Director

                     By
                           -----------------------------------------------
March 21, 1997              JOHN A. BERTRAND
                           Director



                     By
                           -----------------------------------------------
March 21, 1997             KENNETH H. HOPKINS
                           Director



                     By
                           -----------------------------------------------
March 21, 1997             JOHN M. RICHARDSON
                           Director



                     By
                           -----------------------------------------------
March 21, 1997             JOHN R. TORLEY
                           Director

REPORT OF INDEPENDENT ACCOUNTANTS




To the Shareholders and Board of Directors of The Monarch Machine Tool Company

Our report on the consolidated financial statements of The Monarch Machine Tool Company and Subsidiaries has been incorporated by reference in this Form 10-K from page 19 of the 1996 Annual Report to Shareholders of The Monarch Machine Tool Company and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





COOPERS & LYBRAND L.L.P.

Dayton, Ohio
February 11, 1997

THE MONARCH MACHINE TOOL COMPANY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(DOLLARS IN THOUSANDS)


         COL. A                                  COL. B           COL. C          COL. D             COL. E
         --------------                          --------------   -------------   -------------      -------------

                                                                  ADDITIONS
                                                                ---------------
                                                BALANCE AT      CHARGED TO                          BALANCE AT
                                                BEGINNING        COSTS AND                            END OF
            DESCRIPTION                         OF PERIOD        EXPENSES         DEDUCTIONS          PERIOD
                                                --------------- ---------------  --------------     --------------

Year ended December 31, 1996:
    Allowance for doubtful trade accounts
        receivable                             $           150  $          463   $         (144)(a)   $        469
    Inventory reserves                                   4,085           9,690             (259)(b)         13,516
                                                --------------- ---------------  --------------     --------------

         Total                                  $        4,235  $       10,153   $         (403)      $     13,985
                                                =============== ===============  ==============     ==============

Year ended December 31, 1995:
    Allowance for doubtful trade accounts
         receivable                             $          313  $           44   $         (207)(a)            150
    Inventory reserves                                   3,727             757             (399)(b)          4,085
                                                --------------- ---------------  --------------     --------------

         Total                                  $        4,040  $          801   $         (606)      $      4,235
                                                =============== ===============  ==============     ==============

Year ended December 31, 1994:
    Allowance for doubtful trade accounts
         receivable                             $          543  $          140             (370)(a)            313
    Inventory reserves                                   3,553             748             (574)(b)          3,727
                                                --------------- ---------------  --------------     --------------

         Total                                  $        4,096  $          888   $         (944)      $      4,040
                                                =============== ===============  ==============     ==============

(a)   Write-offs/Collections
(b)   Disposals/Sales

                                INDEX OF EXHIBITS

           (FILED WITH THE COMMISSION AND THE NEW YORK STOCK EXCHANGE)

"Assigned"
  Exhibit
  Number *                              DESCRIPTION
---------------                         -----------

   3           Articles of Incorporation and Regulations                                             **

  10           Material Contracts

               10.1  1994 Employees Stock Option Plan                                                 +

               10.2  Letter Agreement, dated February 13, 1997, between The
                          Monarch Machine Tool Company and Richard E. Clemens                         +

               10.3  Letter Agreement, dated May 7, 1996 between The
                          Monarch Machine Tool Company and Robert J. Siewert                          +


   11          Statement Re:  Computation of Income (Loss) Per Share                                  +

   13          Annual Report to Security Holders for the fiscal year ended                          ***
                December 31, 1996

   21          Subsidiaries of the Registrant                                                         +

   23          Consent of Independent Accountants                                                     +

   27          Financial Data Schedule                                                                +

  +            Indicates Exhibit is being filed with this report

  *   Exhibits 2, 4, 9, 12, 16, 18, 22, 24, 28, and 29 are either inapplicable to the Company or require no answer.

 ** Incorporated by reference to the Exhibits with the same number filed with the Company's Form 10-K for the year ended December 31, 1980.

*** This Report, except for the portions incorporated by reference herein, is furnished for the information of the Commission and is not deemed "filed" as part of this Annual Report.