Form 10-Q
period 1997-03-31
MONARCH MACHINE TOOL CO
filed 1997-05-14
CIK 67532

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended
March 31, 1997                                      Commission File No. 1-1997


                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES

An Ohio Corporation                                    Employer Identification
                                                       No. 34-4307810

                    615 North Oak Street, Sidney, Ohio 45365

                             Telephone 513/492-4111

Securities registered pursuant to Section 12(b) of the act:

                                         Name of each exchange
Title of each class                       on which registered
-------------------                      ----------------------
Common Shares, without                New York Stock Exchange Inc.
par value

                            ------------------------

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes_x_. No___.

The number of common shares outstanding as of May 8, 1997 was 3,761,967.

PART 1 - FINANCIAL INFORMATION

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

               (All money amounts stated in thousands of dollars)

ASSETS                                                       3-31-97   12-31-96
                                                            ---------  --------
                                                            Unaudited
Cash                                                         $ 4,234   $  4,848
Accounts receivable
  Customers                                                   21,113     31,338
  Earned and unbilled on partially
    completed contracts                                       17,468     13,949
Inventories                                                   17,169     15,528
Other current assets                                           6,147      6,096
                                                             -------   --------
  Current assets                                              66,131     71,759

Property, plant & equipment - net                             15,350     15,939
Prepaid pension costs                                         13,754     13,277
Other assets                                                     896      1,938
                                                             -------   --------

                                                              96,131    102,913
                                                             =======   ========
LIABILITIES
-----------

Short term borrowings                                          3,112      4,810
Accounts payable                                               5,129     11,935
Accrued liabilities                                           13,751     11,558
Advance payments on contracts                                  7,009      4,669
Accrued taxes                                                  2,000      2,419
                                                             -------   --------
  Current liabilities                                         31,001     35,391

Long-term borrowings                                          16,161     18,175
Deferred U.S. income taxes                                     2,016      1,847
Other accrued liabilities                                        920        920
                                                             -------   --------
                                                              50,098     56,333
                                                             -------   --------
SHAREHOLDERS' EQUITY
--------------------
Preferred stock                                                   14         14
Common stock                                                   5,698      5,618
Retained earnings                                             40,476     40,719
Unearned compensation restricted stock                           (80)
Translation adjustment                                           (75)       229
                                                             -------   --------
                                                              46,033     47,580
                                                             -------   --------
                                                             $96,131   $102,913
                                                             =======   ========

The accompanying notes are an integral part of the consolidated financial statements.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 1997 and 1996

               (In thousands of dollars, except per share amounts)
                                                1997           1996
                                              --------       --------
                                              Unaudited     Unaudited
Net sales                                     $ 25,988       $ 24,356
                                              --------       --------
Operating costs and expenses:
  Cost of sales                                 22,012         22,561
  Selling and administrative                     3,939          3,259
  Interest expense                                 364            352
  Other expense (income)                          (155)          (185)
                                              --------       --------
                                                26,160         25,987
Income before income taxes                        (172)        (1,631)

Provision (credit) for income taxes               (124)          (660)
                                              --------       --------
Net income (loss)                             $    (48)      $   (971)
                                              ========       ========

Common shares outstanding                        3,762          3,745


Earnings (loss) per common share:             $   (.01)      $   (.26)
                                              ========       ========

Dividends per share:
  Preferred                                   $    .45       $    .45
  Common                                      $    .05       $    .05



The accompanying notes are an integral part of the consolidated financial statements.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 March 31, 1997 and December 31, 1996 and 1995

               (In thousands of dollars, except per share amounts)
                                       Common
                                      Preferred   Retained     Unearned     Translation
                            Total       Stock     Earnings   Compensation   Adjustments
                            -------   ---------   --------   ------------   -----------
Balances at 12/31/94        $52,676     $5,632    $46,982                         $62

Net income                      786                   786
Cash dividends:
  Common ($.20/share)          (748)                 (748)
  Preferred ($1.80/share)       (27)                  (27)
Translation Adjustments         (37)                                              (37)
---------------------------------------------------------------------------------------
Balances at 12/31/95        $52,650     $5,632    $46,993                         $25

Net loss                     (5,498)               (5,498)
Cash dividends:
  Common ($.05/share)          (748)                 (748)
  Preferred ($1.80/share)       (27)                  (27)
Translation Adjustments         202                                               202
---------------------------------------------------------------------------------------
Balances at 12/31/96        $46,579     $5,632    $40,720                        $227

Net loss                        (48)                  (48)
Cash dividends:
  Common ($.05/share)          (189)                 (189)
  Preferred ($.45/share)         (7)                   (7)
Stock issuances:
  Restricted stock - net                    80                   (80)
Translation Adjustments        (302)                                             (302)
---------------------------------------------------------------------------------------
Balances at 3/31/97         $46,033     $5,712    $40,476       $(80)            $(75)








The accompanying notes are an integral part of the consolidated financial statements.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1997 and 1996

               (All money amounts stated in thousands of dollars)
                                                             1997          1996
                                                          ----------    ----------
                                                          (Unaudited)   (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                        $   (48)      $  (971)
  Adjustments to reconcile net income (loss) to net
  cash provided by operations:
   Depreciation                                                406           465
   Pension Income                                              439           472
   Cash provided by (used for)
   current assets and liabilities:
     Accounts receivable                                     6,706         9,124
     Inventories                                            (1,641)       (2,268)
     Other assets                                               75        (1,630)
     Accounts payable                                       (6,805)       (4,959)
     Accrued liabilities                                     2,118           304
     Advance payments on contracts                           2,339         1,347
     Accrued income taxes                                     (175)         --
                                                           -------       -------
       Total adjustments                                     3,462         2,855
                                                           -------       -------
         Net cash provided by (used in)
         operating activities                                3,414         1,884

Cash flows from investing activities:
  Capital expenditures                                         182          (896)
                                                           -------       -------
Cash flows from financing activities:
  Dividends paid                                              (195)         (194)
  Proceeds from (repayments of) short-term borrowings       (3,712)        3,665
                                                           -------       -------
                                                            (3,907)        3,471

Effect of exchange rates on cash                              (303)          (35)
                                                           -------       -------

         Net increase in cash                                 (614)        4,424

Cash and cash equivalents at
  beginning of period                                        4,848         2,616
                                                           -------       -------

Cash and cash equivalents at
  end of period                                            $ 4,234       $ 7,040
                                                           =======       =======



The accompanying notes are an integral part of the consolidated financial statements

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 1997 and 1996

The foregoing consolidated results of operations are unaudited, but in the opinion of the company all adjustments (consisting of normal recurring accruals as well as the accounting changes) necessary to present fairly the results for these periods have been included.

NET INCOME PER COMMON SHARE:

Net income per common share, is based upon the weighted average number of common shares outstanding and common share equivalents, after giving effect to the preferred share dividend requirement. The impact of adopting FASB 128 is not expected to be material to the earnings per share calculation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report and any current year's previously filed Forms 10-Q.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               For the three months ended March 31, 1997 and 1996

RESULTS OF OPERATIONS

New order bookings for the entire corporation throughout the first three months of 1997 were down approximately 16% relative to the level experienced during the same period last year. New order bookings were weak compared to the same period the previous year at our machine tool operations and at most of our European operations. However, the new order bookings at our U.S. strip processing operation increased moderately relative to the first quarter last year. The resulting level of backlogs at the end of the first quarter of 1997 was $64 million as compared to $60.8 million at 12/31/96 and $69.8 million at 3/31/96.

Net sales for the first three months of 1997 were $26 million as compared to $24.4 million for the same period in 1996. Shipments were up this year relative to the same period last year at most of our U.S. operations, but were down at all of our European operations due to lower backlogs at these subsidiaries at the beginning of the respective periods.

Operations during the first quarter of 1997 produced a net loss of $172,000 or $.01 per share as compared to a net loss of $971,000 or $.26 per share during the same period in 1996. The greater level of net sales during the first quarter 1997 helped to mitigate the net loss experienced this year relative to the loss sustained during the same period last year. However the net loss in the first three months of 1996 were exacerbated by poor margins at our domestic strip processing operation due to the shipment of several new products that had not been produced in the past. Furthermore, our turning operation in Sidney was moderately profitable in the first quarter of this year as a result of the shipment of an advantageous product mix as well as the lower cost base made possible by the product line curtailments and associated inventory write-downs taken in the fourth quarter of 1996.

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

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               For the three months ended March 31, 1997 and 1996

RESULTS OF OPERATIONS (continued)

Selling and general and administrative expenses expressed as a percentage of sales were 15.2% during the first three months of this year as compared to 13.4% during the same period last year. Sales costs were increased this year by the start-up of the Busch U.S. operation. Although this ratio is highly dependent upon sales volume because of the fixed nature of many of these costs, the Company will intensify its efforts on controlling these costs where possible. Cost of sales expressed as a percentage of sales went down to 84.7% during the first quarter of 1997 as compared to 92.6% during the same period last year. The lower margins experienced during the first quarter of 1996 were due to the factors noted above, particularly with respect the margin erosion resulting from cost over-runs on several customer orders at our domestic strip processing operation.

Earnings continue to be strongest at our strip processing operations due to reasonable plant capacity utilization, and remain poorest, although improving, at our machine tool operations because of considerable excess capacity.

The Company is accelerating a program of analyzing all of its operations to accertain the optimum organization of its operations in order to make the best use of the resources available to it in an effort to maximize shareholder value.

The Company continues to retain the services of the investment banking firm of Lehman Brothers Inc. for the purpose of assisting the Company in maximizing shareholder value. Management and Lehman Brothers have been working together over the past months towards achieving this end.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
               For the three months ended March 31, 1997 and 1996

LIQUIDITY AND CAPITAL RESOURCES

The Company maintained a strong financial position throughout the past year and has current assets of $2.13 for each dollar of current liabilities at 3/31/97 as compared to $2.03 at 12/31/96 and $2.38 at 3/31/96.

The Company presently has long-term debt of $16.2 million as compared to $18.2 million one year ago. The Company has unsecured lines of credit aggregating $37 million, including a $20 million committed three year revolving loan with a three year term-out option. Short-term borrowings against these facilities at 3/31/97 were $3.1 million compared to $4.8 million one year ago.

The decrease in the Company's net borrowing position to $15 million at 3/31/97 from $18.1 at 12/31/96 resulted primarily from receivables collections.

Except for historical information, statements in this document are forward-looking and involve risks and uncertainties including, but not limited to, continuation of intense price competition in the industries in which the Company participates, changes in economic conditions, customer preference and spending patterns, inflation, labor benefit costs, product liability and other legal claims and government regulatory initiatives.

PART II - OTHER INFORMATION



Item 2  -  Changes in Securities

           (a) Inapplicable

           (b) Inapplicable

           (c) Under the letter of agreement pursuant to which Richard E. Clemens became President and Chief Executive Officer of the Monarch Machine Tool Company (the Company), Mr. Clemens was issued 17,000 restricted common shares of the Company on February 13, 1997. In addition, the Company granted Mr. Clemens options to purchase 75,000 common shares of the Company, with a ten-year term, at an option exercise price of $8.438 per share. Such options become exercisable as follows: 25,000 shares if the market price of the common shares is $15 per share or higher for a ten-day period; an additional 25,000 shares if the market price is $18 per share or higher for a ten-day period; and an additional 25,000 shares if the market price is $20 per share or higher for a ten-day period. All such options, to the extent they did not otherwise become exercisable on the earlier of March 1, 2003 or the occurrence of a change of control of the Company, become exercisable. The 17,000 shares and 75,000 options were granted in reliance on the exemption from registration under the Securities Act of 1933 contained at Section 4(2) of such Act.

Item 6  -  Exhibits and Reports on Form 8-K

           No reports on Form 8-K were filed during the three month period ending March 31, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           THE MONARCH MACHINE TOOL COMPANY

Date      5/13/97                          By    /s/ Robert Riethman
     --------------------------------         -------------------------------
                                              Robert Riethman, Treasurer

Date      5/13/97                          By    /s/ Earl Hull
     --------------------------------         -------------------------------
                                              Earl Hull, Corporate Secretary

                               Index to Exhibits

Exhibit
Number            Description
-------           -----------
   4              Amended and Restated Credit Agreement, dated as of June 9, 1995

  27              Financial Data Schedule