Form 10-Q
period 1997-06-30
MONARCH MACHINE TOOL CO
filed 1997-08-14
CIK 67532

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                Commission File No. 1-1997
June 30, 1997

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

Common Shares, without                           New York Stock Exchange, Inc.
Par value

                          ----------------------------

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes x . No
                                      ---    --


The number of common shares outstanding as of August 12, 1997 was 3,761,967.

PART 1 - FINANCIAL INFORMATION
                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996
               (All money amounts stated in thousands of dollars)


ASSETS                                                             6-30-97          12-31-96
------                                                             -------          --------
                                                                 Unaudited
Cash                                                             $    5,608       $    4,848
Accounts receivable
    Customers                                                        25,202           31,338
    Earned and unbilled on partially
       completed contracts                                            9,245           13,949
Inventories                                                          18,421           15,528
Other current  assets                                                 5,965            6,096
                                                                 ----------       ----------

     Current assets                                                  64,441           71,759

Property, plant & equipment - net                                    14,927           15,939
Prepaid pension costs                                                14,233           13,277
Other assets                                                            726            1,938
                                                                 ----------       ----------

                                                                  $  94,327         $102,913
                                                                 ==========         ========

LIABILITIES
Short-term borrowings                                                    90            4,810
Accounts payable                                                      7,353           11,935
Accrued liabilities                                                  12,572           11,558
Advance payments on contracts                                         9,553            4,669
Accrued taxes                                                         1,970            2,419
                                                                 ----------       ----------

     Current liabilities                                             31,538           35,391

Long-term borrowings                                                 13,135           18,175
Deferred U.S. income taxes                                            2,401            1,847
Other accrued liabilities                                               920              920
                                                                 ----------       ----------

                                                                     47,994           56,333
                                                                 ----------       ----------
SHAREHOLDERS' EQUITY
Preferred stock                                                          14               14
Common stock                                                          5,698            5,618
Retained earnings                                                    40,791           40,719
Unearned compensation restricted stock                                  (73)
Translation adjustment                                                  (97)             229
                                                                 ----------       ----------
                                                                     46,333           46,580
                                                                 ----------       ----------

                                                                  $  94,327         $102,913
                                                                 ==========       ==========


The accompanying notes are an integral part of the consolidated financial statements.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the six months ended June 30, 1997 and 1996

               (In thousands of dollars, except per share amounts)

                                                        1997           1996
                                                      --------       --------
                                                     Unaudited       Unaudited
 Net sales                                            $ 55,544       $ 52,478
                                                      --------       --------
Operating costs and expenses:
         Cost of sales                                  47,053         49,078
         Selling and administrative                      7,774          6,619
         Interest expense                                  704            738
         Other expense (income)                           (518)          (358)
                                                      --------       --------
                                                        55,013         56,077
                                                      --------       --------

                                                           531         (3,599)

Gain on sale of foreign property                            --          3,528
                                                      --------       --------
Income before income taxes
                                                           531            (71)

Provision for income taxes                                  70            339
                                                      --------       --------

Net income (loss)                                     $    461       $   (410)
                                                      ========       ========

Common share outstanding                                 3,762          3,745
                                                      ========       ========

Earnings (loss) per common share:                     $    .12       $   (.11)
                                                      ========       ========


Dividends per share:
         Preferred                                    $    .90       $    .90
         Common                                       $    .10       $    .10

The accompanying notes are an integral part of the consolidated financial statements.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the three months ended June 30, 1997 and 1996

               (In thousands of dollars, except per share amounts)

                                                        1997           1996
                                                      --------       --------
                                                     Unaudited       Unaudited
 Net sales                                            $ 29,556       $ 28,123
                                                      --------       --------

Operating costs and expenses:
         Cost of sales                                  25,041         26,517
         Selling and administrative                      3,835          3,360
         Interest expense                                  340            386
         Other expense (income)                           (363)          (172)
                                                      --------       --------
                                                        28,853         30,091
                                                      --------       --------
                                                           703         (1,968)

Gain on sale of foreign property                            --          3,528
                                                      --------       --------

Income before income taxes                                 703          1,560

Provision for income taxes                                 194            999
                                                      --------       --------

Net income                                            $    509       $    561
                                                      ========       ========

Common shares outstanding                                3,762          3,745
                                                      ========       ========

Earnings per common share:                            $    .13       $    .15
                                                      ========       ========


Dividends per share:
         Preferred                                    $    .45       $    .45
         Common                                       $    .05       $    .05


The accompanying notes are an integral part of the consolidated financial statements.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  June 30, 1997 and December 31, 1996 and 1995

               (In thousands of dollars, except per share amounts)

                                                          Common &
                                                          Preferred      Retained      Unearned      Translation
                                             Total          Stock        Earnings    Compensation     Adjustments
                                            --------       --------      ---------   ------------    -------------
Balances at 12/31/94                        $ 52,676       $  5,632       $ 46,982                      $     62

Net income                                       786                           786
Cash dividends
    Common ($.20/share)                         (748)                         (748)
    Preferred ($1.80/share)                      (27)                          (27)
Translation Adjustments                          (37)                                                        (37)


-----------------------------------------------------------------------------------------------------------------
Balances at 12/31/95                        $ 52,650       $  5,632       $ 46,993                      $     25

Net loss                                      (5,498)                       (5,498)
Cash dividends:
    Common ($.05/share)                         (748)                         (748)
    Preferred ($1.80/share)                      (27)                          (27)
Translation Adjustments                          202                                                         202


-----------------------------------------------------------------------------------------------------------------
Balances at 12/31/96                        $ 46,579       $  5,632       $ 40,720                      $    227

Net income                                       461                           461
Cash dividends:
   Common ($.10)/share)                         (376)                         (376)
   Preferred ($.90)/share)                       (13)                          (13)
Stock issuances:
   Restricted stock - net                          7             80                           (73)
Translation Adjustments                         (325)                                                       (325)

-----------------------------------------------------------------------------------------------------------------
Balances at 6/30/97                         $ 46,333       $  5,712       $ 40,792       $    (73)      $    (98)







The accompanying notes are an integral part of the consolidated financial statements.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1997 and 1996

               (All money amounts stated in thousands of dollars)


                                                              1997            1996
                                                            ---------       ---------
                                                            Unaudited       Unaudited
Cash flows from operating activities:
   Net income (loss)                                       $    461       $   (410)
   Adjustments to reconcile net income (loss) to net
   cash provided by operations:
      Depreciation                                              815            939
      Pension income                                            879            945
      Cash provided by (used for)
      current assets and liabilities
         Accounts receivable                                 10,840         11,743
         Inventories                                         (2,893)           319
         Other assets                                          (492)        (1,992)
         Accounts payable                                    (4,582)        (6,689)
         Accrued liabilities                                  1,295            758
         Advance payments on contracts                        4,884         (2,370)
         Accrued income taxes                                  (176)          --
                                                           --------       --------
             Total adjustments                               10,570          3,653
                                                           --------       --------
                 Net cash provided by (used in)
                 operating activities                        11,031          3,243

Cash flows from investing activities:
    Capital expenditures                                        197         (1,135)
                                                           --------       --------

Cash flows from financing activities:
    Dividends paid                                             (389)          (388)
    Proceeds from (repayments of) short-term borrowings      (9,761)         1,615
    Restricted stock issuance                                     8            --
                                                           --------       --------
                                                            (10,142)         1,227

Effect of exchange rates on cash                               (326)            18
                                                           --------       --------

         Net increase in cash                                   760          3,353

Cash at
    beginning of period                                       4,848          2,616
                                                           --------       --------

Cash at
      end of period                                        $  5,608       $  5,969
                                                           ========       ========

The accompanying notes are an integral part of the consolidated financial statements

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 1997 and 1996


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

NET INCOME (LOSS) PER COMMON SHARE:

Net income (loss) per common share, is based upon the weighted average number of common shares outstanding and common share equivalents, after giving effect to the preferred share dividend requirement. The impact of adopting FASB 128 is not expected to be material to the earnings per share calculation.

INVENTORY:

At June 30, 1997 and December 31, 1996, inventories are summarized as follows (000's):

                               June 30, 1997     December 31, 1996
                               -------------     -----------------
Finished goods                   $     5,531        $    4,978

Work-in-process and
   Parts inventory                    26,256            23,940

Raw materials                            623               599
                                  ----------        ----------
Total first-in, first-out
   (FIFO) loss                        32,410            29,517

Less allowance to adjust
   the carrying value of
   inventories to LIFO
   basis                              13,989            13,989
                                  ----------        ----------

                                  $   18,421        $   15,528
                                  ==========        ==========

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the six months ended June 30, 1997 and 1996


SUBSEQUENT EVENT:

The Monarch Machine Tool Company (the "Company") completed on July 31, 1997 the sale of the business and certain operating assets of its Lathe Division, located in Sidney, Ohio. The assets sold included machinery and equipment and inventory of the Lathe Division and all intellectual property rights related to the manufacture of products of the Lathe Division (the "Assets"). The Lathe Division was primarily engaged in the design, manufacture and sale of computer numerically controlled and manual turning machines or lathes and replacement parts for such lathes (the "Business").

The Business and Assets were purchased by Monarch Lathes, L.P., an Ohio limited partnership ("MLLP"), with Lucas Precision, Inc., an Ohio corporation, as its sole general partner. The Business and Assets were purchased pursuant to an Asset Purchase Agreement dated July 16, 1997, between the Company and MLLP. The real property located in Sidney, Ohio, used by the Lathe Division of the Company, was leased to MLLP for a five-year term pursuant to a Lease dated July 31, 1997, between the Company and MLLP. Rentals and other payments under the Lease cover the Company's depreciation and other operating costs associated with the Sidney property.

There is no material relationship between MLLP or Lucas Precision, Inc. and the Company or any affiliate, director or officer of the Company or any associate of any director or officer of the Company.

For the Lathes Division business, the Company was paid an aggregate of $7,416,529 in cash, and MLLP assumed specified liabilities of the business. Also, the Company will be paid an additional $1,800,000 over a five year period. The purchase price reflects approximately the book value of the Assets sold and is subject to adjustment based on agreed Inventory Valuation/Verification Procedures, as more fully set forth in Section 2.4 of the Asset Purchase Agreement. The Company retained the accounts receivables of the Lathe Division, which totaled approximately $5,000,000.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 For the six months ended June 30, 1997 and 1996



 RESULTS OF OPERATIONS


New orders booked during the second quarter of 1997 exceeded those booked during the same period last year by $ 1.8 million or 7% , largely due to better booking at our strip processing and paper converting machinery operations. However, new order bookings for the entire corporation throughout the first six months of 1997 were down approximately 6% relative to the level experienced during the same period last year. New order bookings were weak compared to the same period the previous year at our turning operation in Sidney Ohio and at two of our European operations. However, the new order bookings at our U.S. strip processing operation increased moderately relative to the first half of last year. The resulting level of backlogs at the end of the first half of 1997 was $63 million as compared to $60.8 million at 12/31/96 and $68.5 million at 6/30/96.


Net sales for the first six months of 1997 were $55.5 million as compared to $52.5 million for the same period in 1996, and for the second quarter of this year were $29.6 million in contrast to the $28.1 million experienced during period in 1996. Shipments were up this year relative to the same period last year at most of our U.S. operations, but were down at all of our European operations due to lower backlogs at these subsidiaries at the beginning of the respective periods.

Operations during the first half of 1997 produced net income of $461,000 or $.12 per share as compared to a net loss of $410,000 or $.11 per share posted during the same period in 1996. Earnings in the second quarter of 1997 were $509,000 or $.13 per share as compared to earnings of $561,000 or $.15 per share in the second quarter of 1996. The increase in net sales during the first half of 1997 relative to the same period in 1996 helped to create operating earnings of $531,000 this year as compared to the operating loss of $3.6 million experienced last year. However the net loss in the first six months of 1996 were exacerbated by poor margins at our domestic strip processing operation due to the shipment of several new products that had not been produced in the past. Furthermore, our turning operation in Sidney was moderately profitable in the first half of this year as a result of the shipment of an advantageous product mix as well as the lower cost base made possible by the product line curtailments and associated inventory write-downs taken in the fourth quarter of 1996. Earnings at this division were also enhanced by approximately $150,000 as the result of cancellation fees with respect to a customer order. Earnings are hampered by the generally increasing cost of purchased items that we have only had limited success in passing along to the customer due to severe price competition from both domestic and foreign builders of similar products. The Company, however, continues to implement a company-wide effort to control costs particularly with respect to the largest and fastest growing areas of costs such as health care, travel and product liability insurance.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 For the six months ended June 30, 1997 and 1996



 RESULTS OF OPERATIONS (CONTINUED)


Selling and general and administrative expenses expressed as a percentage of sales were 14% during the first six months of this year as compared to 12.6% during the same period last year. Sales costs were increased this year by the start-up of the Busch U.S. operation. Although this ratio is highly dependent upon sales volume because of the fixed nature of many of these costs, the Company will intensify its efforts on controlling these costs where possible. Cost of sales expressed as a percentage of sales went down to 84.7% during the first half of 1997 as compared to 93.5% during the same period last year. The lower margins experienced during the first quarter of 1996 were due to the factors noted above, particularly with respect the margin erosion resulting from cost over-runs on several customer orders at our domestic strip processing operation. Earnings continue to be strongest at our strip processing operations due to reasonable plant capacity utilization, and remain poorest, although improving, at our machine tool operations because of considerable excess capacity. The Company is accelerating a program of analyzing all of its operations to ascertain the optimum organization of its operations in order to make the best use of the resources available to it in an effort to maximize shareholder value. The Company continues to retain the services of the investment banking firm of Lehman Brothers Inc. for the purpose of assisting the Company in maximizing shareholder value. Management and Lehman Brothers have been working together over the past months towards achieving this end.

On July 31, 1997, the Company completed the sale of the business and certain operating assets of our lathe division located in Sidney, Ohio. This transaction is more fully described in the notes to the Consolidated Financial Statements in this document.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 For the six months ended June 30, 1997 and 1996




 LIQUIDITY AND CAPITAL RESOURCES


The Company maintained a strong financial position throughout the past year and has current assets of $2.04 for each dollar of current liabilities at 6/30/97 as compared to $2.03 at 12/31/96 and $3.07 at 6/30/96. The Company presently has long-term debt of $13.1 million as compared to $17 million one year ago. The Company has unsecured lines of credit aggregating $37 million, including a $20 million committed three year revolving loan with a three year term-out option. Short-term borrowings against these facilities at 6/30/97 were $.1 million compared to $3.4 million one year ago. The decrease in the Company's net borrowing position, net of cash, to $7.6 million at 6/30/97 from $18.1 at 12/31/96 resulted primarily from receivables collections.

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

         During the annul meeting of shareholders held on May 6, 1997, the following matters were voted upon by the Company's security holders.

         The following is a tabulation of the voting results:

             1)   Election of directors to the class whose term expires in 2000.


                                      Votes              Votes
                                      "For"            "Withheld"
                                      -----            ----------
         William A. Enouen          3,008,443           17,397

         David E. Lundeen           3,008,243           17,597

         John M. Richardson         3,007,203           18,637



             Directors not voted upon whose term of office continued after the meeting:

                                    Richard E. Clemens
                                    John A. Bertrand
                                    Waldemar M. Goulet
                                    Kenneth H. Hopkins
                                    Joseph M. Rigot
                                    John F. Torley







Item 6 - Exhibits and Reports on Form 8-K

               No reports on Form 8-K were filed during the six month period ending June 30, 1997.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            THE MONARCH MACHINE TOOL COMPANY





Date  August 13, 1997                       By /s/ Robert Riethman
      ---------------                         ------------------------
                                             Robert Riethman, Treasurer





Date  August 13, 1997                       By /s/ Earl Hull
      ---------------                         ------------------------
                                             Earl Hull, Corporate Secretary