Form 10-Q
period 1997-09-30
MONARCH MACHINE TOOL CO
filed 1997-11-12
CIK 67532

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                 Commission File No. 1-1997
September 30, 1997

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES

An Ohio Corporation                                      Employer Identification
                                                         No. 34-4307810

                    615 North Oak Street, Sidney, Ohio 45365

                             Telephone 937/492-4111

Securities registered pursuant to Section 12(b) of the act:

                                                       Name of each exchange
Title of each class                                     on which registered
----------------------                             -----------------------------
Common Shares, without                             New York Stock Exchange, Inc.
Par value

                                   ----------

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

The number of common shares outstanding as of November 12, 1997 was 3,761,967.

PART 1 -- FINANCIAL INFORMATION

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
               (All money amounts stated in thousands of dollars)

ASSETS                                                  9-30-97         12-31-96
                                                       ---------        --------
                                                       Unaudited
Cash                                                   $   6,803        $  4,848
Accounts receivable
     Customers                                            21,996          31,338
     Earned and unbilled on partially
          completed contracts                              8,955          13,949
Inventories                                               11,045          15,528
Other current assets                                       5,985           6,096
                                                       ---------        --------

     Current assets                                       54,784          71,759

Property, plant & equipment -- net                        13,129          15,939
Prepaid pension costs                                     14,492          13,277
Other assets                                               2,609           1,938
                                                       ---------        --------
                                                       $  85,014        $102,913
                                                       =========        ========
LIABILITIES
Short term borrowings                                         85           4,810
Accounts payable                                           6,271          11,935
Accrued liabilities                                       11,824          11,558
Advance payments on contracts                              9,140           4,669
Accrued taxes                                              1,482           2,419
                                                       ---------        --------
     Current liabilities                                  28,802          35,391

Long-term borrowings                                       7,134          18,175
Deferred U.S. income taxes                                 2,263           1,847
Other accrued liabilities                                    920             920
                                                       ---------        --------
                                                          39,119          56,333
                                                       ---------        --------
SHAREHOLDERS' EQUITY
Preferred stock                                               14              14
Common stock                                               5,698           5,618
Retained earnings                                         40,419          40,719
Unearned compensation restricted stock                       (61)
Translation adjustment                                      (175)            229
                                                       ---------        --------
                                                          45,895          46,580
                                                       ---------        --------
                                                       $  85,014        $102,913
                                                       =========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the nine months ended September 30, 1997 and 1996

               (In thousands of dollars, except per share amounts)

                                                           1997          1996
                                                         ---------     ---------
                                                         Unaudited     Unaudited
Net sales                                                 $ 81,066     $ 76,897

Operating costs and expenses:
     Cost of sales                                          68,370       70,906
     Selling and administrative                             11,275       10,319
     Interest expense                                          891        1,052
     Other expense (income)                                   (648)        (713)
                                                          --------     --------
                                                            79,888       81,564

                                                             1,178       (4,667)
Gain (loss) on discontinuance of operations of
foreign subsidiaries                                          (200)         365

Gain (loss) on sale of certain assets of domestic
division                                                      (766)

Gain on sale of foreign property                                          3,528

Income (loss) before income taxes                              212         (774)

Provision (credit) for income taxes                            (73)          48
                                                          --------     --------
Net income (loss)                                         $    285     $   (822)
                                                          ========     ========
Common shares outstanding                                    3,762        3,745
                                                          ========     ========
Earnings (loss) per common share:                         $    .08     $   (.22)
                                                          ========     ========
Dividends per share:
     Preferred                                            $   1.35     $   1.35
     Common                                               $    .15     $    .15

The accompanying notes are an integral part of the consolidated financial statements.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the three months ended September 30, 1997 and 1996

               (In thousands of dollars, except per share amounts)

                                                            1997         1996
                                                         ---------    ---------
                                                         Unaudited    Unaudited
Net sales                                                 $ 25,523     $ 24,419

Operating costs and expenses:
     Cost of sales                                          21,317       21,828
     Selling and administrative                              3,502        3,700
     Interest expense                                          187          314
     Other expense (income)                                   (130)        (355)
                                                          --------     --------
                                                            24,876       25,487
                                                               647       (1,068)
Gain (loss) on discontinuance of operations of
foreign subsidiaries                                          (200)         365

Gain (loss) on sale of certain assets of domestic
division                                                      (766)

Income (loss) before income taxes                             (319)        (703)

Provision (credit) for income taxes                           (143)        (291)
                                                          --------     --------

Net income (loss)                                         $   (176)    $   (412)
                                                          ========     ========

Common shares outstanding                                    3,762        3,745

Earnings (loss) per common share:                         $   (.04)    $   (.11)
                                                          ========     ========

Dividends per share:
     Preferred                                            $    .45     $    .45
     Common                                               $    .05     $    .05

The accompanying notes are an integral part of the consolidated financial statements.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                September 30, 1997 and December 31, 1996 and 1995

               (In thousands of dollars, except per share amounts)

                                                Common &
                                                Preferred      Retained        Unearned       Translation
                                    Total         Stock        Earnings      Compensation     Adjustments
                                  --------      ---------      --------      ------------     -----------
Balances at 12/31/94              $ 52,676       $ 5,632       $ 46,982                         $  62

Net income                             786                          786
Cash dividends
     Common ($.20/share)              (748)                        (748)
     Preferred ($1.80/share)           (27)                         (27)
Translation Adjustments                (37)                                                       (37)

---------------------------------------------------------------------------------------------------------
Balances at 12/31/95              $ 52,650       $ 5,632       $ 46,993                         $  25

Net loss                            (5,498)                      (5,498)
Cash dividends:
     Common ($.20/share)              (748)                        (748)
     Preferred ($1.80/share)           (27)                         (27)
Translation Adjustments                202                                                        202

---------------------------------------------------------------------------------------------------------
Balances at 12/31/96              $ 46,579       $ 5,632       $ 40,720                         $ 227

Net income                             285                          285
Cash dividends:
     Common ($.15/share)              (566)                        (566)
     Preferred($1.35/share)            (20)                         (20)
Stock issuances:
     Restricted stock -- net            19            80                        (61)
Translation Adjustments               (402)                                                      (402)

---------------------------------------------------------------------------------------------------------
Balances at 9/30/97               $ 45,895       $ 5,712       $ 40,419       $ (61)            $(175)

The accompanying notes are an integral part of the consolidated financial statements.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1997 and 1996

               (All money amounts stated in thousands of dollars)

                                                                 1997           1996
                                                              ---------      ---------
                                                              Unaudited      Unaudited
Cash flows from operating activities:
     Net income (loss)                                        $    285       $   (822)
     Adjustments to reconcile net income (loss) to net
     cash provided by operations:
          Depreciation                                           1,170          1,406
          Pension income                                        (1,318)        (1,417)
          Cash provided by (used for)
          current assets and liabilities
               Accounts receivable                              14,336         12,223
               Inventories                                       4,483          1,499
               Other assets                                       (457)        (1,525)
               Accounts payable                                 (5,664)        (5,555)
               Accrued liabilities                                 (80)          (435)
               Advance payments on contracts                     4,471         (1,958)
               Accrued income taxes                               (176)           332
                                                              --------       --------
                    Total adjustments                           16,765          4,570
                                                              --------       --------
                         Net cash provided by (used in)
                         operating activities                   17,050          3,748

Cash flows from investing activities:
     Proceeds from sale of Fixed Assets                          1,996
     Capital expenditures                                         (356)          (685)
                                                              --------       --------
Cash flows from financing activities:
     Dividends paid                                               (584)          (582)
     Proceeds from (repayments of) short-term borrowings       (15,766)           612
     Restricted stock issuance                                      19             --
                                                              --------       --------
                                                               (16,331)            30
Effect of exchange rates on cash                                  (404)           (13)
                                                              --------       --------
     Net increase in cash                                        1,955          3,080

Cash and cash equivalents at
     beginning of period                                         4,848          2,616
                                                              --------       --------

Cash and cash equivalents at
     end of period                                            $  6,803       $  5,696
                                                              ========       ========

The accompanying notes are an integral part of the consolidated financial statements

               THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the nine months ended September 30, 1997 and 1996

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

INVENTORY:

At September 30, 1997 and December 31, 1996, inventories are summarized as follows (000's omitted):

                                             September 30, 1997    December 31, 1996
                                             ------------------    -----------------
Finished goods                                     $ 3,120               $ 4,978

Work-in-process and
Parts inventory                                     11,798                23,940

Raw materials                                          290                   599
                                                   -------               -------

Total first-in, first-out
(FIFO) inventory                                    15,208                29,517

Less allowance to adjust
the carrying value of
inventories to LIFO
basis                                                4,163                13,989
                                                   -------               -------
                                                   $11,045               $15,528
                                                   =======               =======

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
              For the nine months ended September 30, 1997 and 1996

RESULTS OF OPERATIONS

New orders booked during the third quarter of 1997 decreased relative to the level of orders booked during the same period last year by $ 3.7 million or 18.2% . The decrease in bookings in the quarter was primarily due to the sale of our U.S. lathe manufacturing operation in July. New order bookings for the entire corporation throughout the first nine months of 1997 were down approximately 9% relative to the level experienced during the same period last year. New order bookings, year-to-date, were weak compared to the same period the previous year at our turning operation in Sidney Ohio and at two of our European operations. However, the new order bookings at our U.S. and U.K. strip processing operations increased moderately relative to the first nine months of last year. The resulting level of backlogs at 9/30/97 was $54 million as compared to $60.8 million at 12/31/96 and $64.2 million at 9/30/96. After adjustment for the sale of the lathe business the comparable backlogs for 12/31/96 and 9/30/96 were $50.8 million and $50.2 million respectively.

Net sales for the first nine months of 1997 were $81 million as compared to $76.9 million for the same period in 1996, and for the third quarter of this year were $25.5 million in contrast to the $24.4 million experienced during the same period in 1996. Shipments were up this year relative to the same period last year at most of our U.S. operations, but were down at most of our European operations due to lower backlogs at these subsidiaries at the beginning of the respective periods and poor order rates at these subsidiaries this year.

The Company incurred a net loss of $176 thousand or 4 cents per share in the third quarter of 1997 as compared to a net loss of $412 thousand or 11 cents per share during the same period last year. The net loss in the third quarter of this year resulted from a pre-tax charge of $966 thousand related to the sale of our Sidney lathe manufacturing business and the consolidation of our Busch GmbH paper converting machinery operation into our Busch U.S. operation. The resulting pre-tax operating earnings of $647 thousand in the third quarter of 1997 reflect a significant improvement over the pre-tax operating loss of $1.1 million experienced in the same period last year. Operating earnings last year were hampered by a large loss in the Sidney lathe operation which was eliminated by the sale of this operation in July of this year. In addition, operations at our Stamco U.S. and Stamco U.K. operations have improved significantly relative to last year.

The Sidney lathe business was sold because this operation had been plagued by a chronically poor operating capacity ratio and was therefore an unprofitable operation on average. The company has signed a joint representation agreement with the "Spinner" Company in Germany to allow the Company to sell their lathe products in the North America. Spinner will also sell Monarch's Vertical Machining Centers in the European market, thereby replacing the previous Monarch dealership network in Europe.

As described more fully in the Company's "8K" filing on August 14, 1997, the Sidney lathe business was sold to an unrelated business, namely, Monarch Lathes L.P. on July 31,1997. The Company sold the business and certain operating assets for approximately the book value of the assets sold, subject to potential adjustment based upon certain Inventory Valuation/Verification Procedures.

The Busch GmbH operation is being consolidated into our U.S. operation due to recent losses at this subsidiary. This subsidiary will be wound-down as a separate entity, which will allow the Paper Converting Machinery segment of our business to gain certain operating efficiencies.

Operations during the first nine months of 1997 produced net income of $285 thousand or $.08 per share as compared to a net loss of $822 thousand or $.22 per share posted during the same period in 1996. The increase in net sales during the first nine months of 1997 relative to the same period in 1996 helped to create operating earnings of $1.2 million this year as compared to the operating loss of $4.7 million experienced last year. The net operating loss in the first nine months of 1996 was severely impacted by poor margins at our domestic strip processing operation due to the shipment of several new products that had not been produced in the past. Furthermore, our turning operation in Sidney was moderately profitable in the first half of this year as a result of the shipment of an advantageous product mix as well as the lower cost base made possible by the product line curtailments and associated inventory write-downs taken in the fourth quarter of 1996.

Earnings continue to be hampered by the generally increasing cost of purchased items that we have only had limited success in passing along to the customer due to severe price competition from both domestic and foreign builders of similar products. The Company, however, continues to implement a company-wide effort to control costs particularly with respect to the largest and fastest growing areas of costs such as health care, travel and product liability insurance.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              For the nine months ended September 30, 1997 and 1996

RESULTS OF OPERATIONS (CONTINUED)

Selling and general & administrative expenses expressed as a percentage of sales were 13.9% during the first nine months of this year as compared to 13.4% during the same period last year. Sales costs were increased this year by the start-up of the Busch U.S. operation. Although this ratio is highly dependent upon sales volume because of the fixed nature of many of these costs, the Company will intensify its efforts on controlling these costs where possible. Cost of sales expressed as a percentage of sales went down to 84.3% during the first nine months of 1997 as compared to 92.2% during the same period last year. The lower margins experienced during the first nine months of 1996 were due to the factors noted above, particularly with respect the margin erosion resulting from cost over-runs on several customer orders at our domestic strip processing operation. Earnings continue to be strongest at our strip processing operations due to reasonable plant capacity utilization. Margins remain poorest, although improving, at our machine tool operations because of the considerable excess capacity that existed in this segment of our business prior to the sale of the Sidney business. The Company is continuing a program of analyzing all of its operations to ascertain the optimum organization of its operations in order to make the best use of the resources available to it in an effort to maximize shareholder value. The Company continues to retain the services of the investment banking firm of Lehman Brothers Inc. for the purpose of assisting the Company in maximizing shareholder value. Management and Lehman Brothers have been working together towards achieving this end.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
              For the nine months ended September 30, 1997 and 1996

LIQUIDITY AND CAPITAL RESOURCES

The Company maintained a strong financial position throughout the past year and has current assets of $1.90 for each dollar of current liabilities at 9/30/97 as compared to $2.03 at 12/31/96 and $2.54 at 9/30/96. The Company presently has long-term debt of $7.1 million as compared to $15 million one year ago. The Company has unsecured lines of credit aggregating $37 million, including a $20 million committed three year revolving loan with a three year term-out option. Short-term borrowings against these facilities at 9/30/97 were $.1 million compared to $4.3 million one year ago. The decrease in the Company's net borrowing position to $.4 million at 9/30/97 from $18.1 million at 12/31/96 resulted primarily from receivables collections and the sale of certain assets of the Sidney Division.

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

PART II -- OTHER

INFORMATION

Item 6 -- Exhibits and Reports on Form 8-K

          One report on Form 8-K was filed during the nine month period ending September 30, 1997, Which was dated July 31, 1997, describing the disposition of the business and certain operating assets of the lathe division located in Sidney, Ohio.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE MONARCH MACHINE TOOL COMPANY

Date November 12, 1997                  By /s/ Robert Riethman
                                           -------------------------------------
                                           Robert Riethman, Treasurer

Date November 12, 1997                  By /s/ Earl Hull
                                           -------------------------------------
                                           Earl Hull, Corporate Secretary