Form 10-K
period 1997-12-31
MONARCH MACHINE TOOL CO
filed 1998-03-31
CIK 67532

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997           Commission File No. 1-1997

                        THE MONARCH MACHINE TOOL COMPANY

 An Ohio Corporation                      Employer Identification No. 34-4307810

                    2600 Kettering Tower, Dayton, Ohio 45423

                             Telephone 937/910-9300

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

The aggregate market value of the common shares held by nonaffiliates of the registrant as of the close of business on March 9, 1998 was $28,504,000.

The number of common shares outstanding as of March 9, 1998, was 3,768,967.

                       Documents Incorporated By Reference

 (1)      Portions of the registrant's annual report to security holders for the year ended December 31, 1997 (Part II)

 (2)      Portions of the registrant's definitive proxy statement to be filed in connection with the annual meeting of shareholders to be held on May 5, 1998. (Parts I & III)

                                     Part I
                                     ------


Item 1 - Business
-----------------

The Monarch Machine Tool Company ("Monarch" or the "Company") was incorporated in 1909.

During 1997, the Company sold the business of the Sidney lathe (turning machines) operation and decided to close the operations of its three German businesses. Subsequently, in March 1998, the Company entered into an agreement to sell a majority of the assets of one of the German businesses, with the buyer agreeing to assume certain liabilities of the business. The Company entered into a strategic alliance in 1997 with Spinner Machine Tool Company, a German company, to market, in North America, ultra-precision horizontal turning machines produced by Spinner and to have Spinner market the Company's machining centers in Europe.

Products
--------

The Company operates in three primary industries in which it designs and builds equipment, namely the machine tool, coil processing and coating and laminating industries. The Company's products are primarily used by manufacturers of industrial equipment and, directly or indirectly, consumer products.

All Company products are sold by direct Company salesmen or independent agents throughout the United States and the world.

The following is a description of the primary products built by the Company.

                              Monarch Machine Tools
                              ---------------------

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

                        Stamco Coil Processing Equipment
                        --------------------------------

Stamco engineers and manufactures a broad line of coil processing equipment. This equipment, generally sold as complete lines, is used by steel and aluminum mills, ferrous and non-ferrous supply centers, and end users of strip material. Stamco coil processing lines perform various operations, such as slitting, tension leveling, shearing, cleaning, forming, coating, galvanizing, annealing, and heat treating. Individual components are also manufactured for the upgrading of existing lines.

                                     Part I
                                     ------


Item 1 - Business, continued
-----------------


                     Busch Coating and Laminating Equipment
                     --------------------------------------

In 1995, the Company entered a new industry segment with its purchase of certain assets of the coating and laminating equipment business of a German company. In 1997, the Company decided to close the German business and to manufacture this equipment solely in the United States. The equipment, typically sold in complete lines, is used to further process paper, plastics, and foil for use in flexible or medical packaging, pressure sensitives, adhesives products and wall coverings. The products include continuous roll processing with in-line coating, drying, dry or wet laminating, slitting and rewinding. The coatings and adhesives applied are aqueous solvent, solventless, hot melt and wax. Individual components are also available for upgrading existing installations.

Competition
-----------

Monarch actively competes with other equipment manufacturers, both domestic and foreign. The market for the Company's products is subject to normal price, service, and quality competition. Increasingly, foreign machine tool manufacturers aggressively compete in the North American market. Although the prior primary competition was predominantly Japanese, it is now Asian.

Customers
---------

Monarch has a broad market base. Virtually all manufacturing plants that perform metal cutting operations are potential customers for Monarch machining centers. Producers, suppliers, and users of strip metal generally have application for coil processing equipment. The Company's coating and laminating equipment is used by individual customers in the packaging industry and by producers of commercial or consumer products. The loss of any individual customer would not have a materially adverse effect upon the Company.

Backlog
-------

Monarch's backlog, segregated by industry segment, is as follows (in thousands):

                                       December 31,      December 31,
                                           1997             1996
                                       ------------      ------------

Machine Tools                             $10,275          $18,914
Coil Processing Equipment                  30,352           41,901
Coating and Laminating Equipment            1,584                -
                                          -------          -------

                                          $42,211          $60,815
                                          =======          =======


The entire backlog can reasonably be expected to be shipped within twelve months. Seasonal factors are not significant to Monarch.

                                     Part I
                                     ------


Purchases of Raw Materials and Supplies
---------------------------------------

Monarch manufactures substantially all of the components of its machines other than computer numerical controls, large gear boxes, motors, and electrical components. The principal materials purchased are obtained on a competitive basis from many different sources and are commercially available. Monarch's numerically controlled machines are designed to be used with controls made by any one of the major industrial control manufacturers.

Patents, Licenses and Franchises
--------------------------------

Patents, licenses, and franchises are not considered significant to the business. During 1997, Monarch entered into a strategic alliance with Spinner Machine Tool Company GmbH to jointly sell each other's products. In North America, Monarch will sell Spinner's ultra-precision horizontal turning machines.

Engineering and Development
---------------------------

Monarch's divisional engineering departments, which currently employ 97 persons, are responsible for engineering customer orders, the improvement of existing product lines, and the development of new products. Monarch's current product lines have been engineered and developed by Monarch personnel, with the exception of the new Spinner products. Refer to the Notes to Consolidated Financial Statements, incorporated into this Form 10-K by reference, for the amount of research and development expense in 1997, 1996 and 1995.

Employees
---------

Monarch had 537 employees at December 31, 1997.

Working Capital
---------------

Because of the long cycle time required to manufacture certain of its products, Monarch is normally required to finance a substantial volume of work in process.

Domestic and Foreign Operations and Export Sales
------------------------------------------------

Amounts of revenue, profitability, and identifiable assets attributable to domestic and foreign operations for 1997, 1996, and 1995 are included in Notes to Consolidated Financial Statements incorporated by reference into this Form 10-K.

                                     Part I


Item 2 - Properties
-------------------

Domestic
--------

The coating and laminating equipment business is based in Sidney, Ohio, in a plant of over 400,000 square feet, a significant portion of which is being leased to the buyer of the Sidney lathe division. The Company has listed this property for sale in 1998, although it expects to be able to continue using the property for the operations of its laminating and coating businesses for the foreseeable future. Manufacturing operations for the machine tool business are conducted in Cortland, New York in a plant of 135,000 square feet and for the coil processing equipment in New Bremen, Ohio, in a plant of 180,000 square feet. All facilities are owned by Monarch and are in good condition. During 1998, the Company relocated its corporate headquarters from Sidney, Ohio to leased facilities in Dayton, Ohio.

Foreign Subsidiaries
--------------------

Stamco (U.K.), Ltd., engineers and sells coil processing equipment that is produced at leased, general purpose facilities located in England.

During 1997, the Company decided to close or sell the operations of the following three businesses located in Germany. The closings are expected to be completed in 1998.

Monarch Werkzeugmaschinen GmbH, served as a sales and service headquarters for U.S. machine tools in Europe but performed minimal operations in 1997, primarily aftermarket parts sales.

Stamco Depiereux GmbH, engineered and sold coil processing equipment and operates from leased general purpose facilities.

Monarch Busch GmbH, engineered and sold coating and laminating equipment and operates from leased general purpose facilities.

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

                                     Part I
                                     ------


Item 3 - Legal Proceedings, Continued
--------------------------

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

Since 1995, the estimated minimum costs of the remedial efforts have not materially changed. If the EPA accepts the recommendations described in the Feasibility Study, capital costs would be incurred in the early part of the remedial efforts and annual operating and maintenance costs primarily associated with ground-water monitoring and sampling would be incurred over a 30 year period. However, the EPA has given no indication that the remedy proposed in the Feasibility Study would be an acceptable one so that the final cost of the approved remedy should be considered highly speculative at this time. The ultimate liability of the Company will vary depending on the actual costs which will be incurred, the resolution of the lawsuit against the potential additional PRPs, the allocation of the costs of remediation among the various PRPs, and the financial viability of the existing PRPs.

In prior years, the Company commenced an action against six insurance carriers to secure defense and indemnification coverage for matters associated with defense costs and other costs associated with the clean up of the Rosen Site. In October 1995, the parties agreed to a settlement in which six of the insurance carriers, later amended to five, agreed to make a combined payment of $350,000 to the Company in exchange for a full site release.

During 1997, the EPA published a proposed Record of Decision ("ROD"), which is awaiting final approval. The ROD basically incorporates the proposed remediation program proposed by the PRP's. Following the expected approval of the ROD, the PRPs expect to either negotiate an agreement with non-participating PRPs concerning past and prospective expenses or to commence an action against the non-participants.

                                     Part I
                                     ------

Item 3 - Legal Proceedings, Continued
--------------------------


Based upon information presently available, the Company believes that the $1,450,000 it presently has reserved at December 31, 1997 is adequate to provide for its share of the estimated costs for resolution of this issue.

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

                                     PART II


Item 5 - Market for the Registrant's Common Equity and Related Shareholders
---------------------------------------------------------------------------
Matters
-------

The information required by this Item 5 is set forth under the headings "Shareholders' Information and Market Price, Dividend and Shareholder Data" in the Annual Report. Such information is incorporated herein by this reference.

Item 6 - Selected Financial Data
--------------------------------

The information required by Item 6 is set forth under the heading "Selected Financial Data" on page 9 of the Annual Report and is incorporated herein by this reference.

Item 7 - Management's Discussion and Analysis of Financial Conditions and
-------------------------------------------------------------------------
Results of Operations
---------------------

The information required by this Item 7 is set forth under the heading "Management's Discussion and Analysis" on pages 10 through 11 of the Annual Report and is incorporated herein by this reference.

Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------

The information required by this Item 8 is set forth on pages 12 through 22 of the Annual Report and is incorporated herein by this reference.

                                     PART II


Item 9 - Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

None

                                    PART III
                                    --------


Item 10 - Directors and Executive Officers of the Registrant
------------------------------------------------------------

Executive Officers of the Registrant
------------------------------------

The names and ages of all officers, all of whom are appointed for a term of one year and, except as noted, have been officers and employees of the registrant for the last five years, are as follows:

          Office                                                 Name                               Age
          ------                                                 ----                               ---

          President and Chief Executive Officer            Richard E. Clemens                        48

          President, Machine Tool Division                 Robert A. Skodzinsky                      53

          President, Stamco Division                       Frederick G. Sharp                        44

          Vice President and Chief Financial Officer       Karl A. Frydryk                           43

          Vice President, Operations Improvement           Patrick M. Flaherty                       48

          Vice President, Human Resources                  Timothy P. Gibson                         40

          Vice President and  General Manager -
            Stamco US                                      Paul J. Maloney                           60

          Treasurer                                        Robert B. Riethman                        50

          Secretary                                        Earl J. Hull                              64

Mr. Clemens became President and Chief Executive Officer of Monarch in March 1997. He was previously the Vice President and General Manager of the Frick Company, a manufacturer of compressors, heat exchangers, and process refrigeration equipment (a subsidiary of York International) from 1995 to 1997. Prior to working for the Frick Company, he was the President and Chief Executive Officer of Clark Material Handling Company, a manufacturer of fork lift trucks, from 1994 to 1995. Before working for Clark Material Handling Company, he was President of BMY Combat Systems, a division of Harsco Corporation, from 1992 to 1994 and held various other management positions with the division from 1985 to 1992.

                                    PART III
                                    --------


Item 10 - Directors and Executive Officers of the Registrant, Continued
------------------------------------------------------------

Executive Officers of the Registrant, Continued
------------------------------------

Mr. Skodzinsky became President of the Machine Tool Division in March 1998. He had been a Vice President of the Company since 1995, General Manager of the Monarch Cortland division since 1994 and prior to that date was the Director of Marketing at that division. He was previously employed at Hunt Valve Company as President and Chief Operating Officer from 1991 to 1993. Mr. Sharp was named President, Stamco Division in March 1998. Prior to joining the Company he was Vice President, Marketing and Sales for Fairfield Manufacturing Co., Inc., a manufacturer of power transmission components and assemblies, and from 1991 to 1996 he was Director, Combat Artillery Programs for United Defense, LP (formerly BMY Combat Systems) a manufacturer of tracked military vehicles.

Mr. Frydryk, a CPA, became Vice President and Chief Financial Officer on January 5, 1998. He had previously been employed for over 13 years by Nord Resources Corporation, a New York Stock Exchange listed company engaged in mining and mineral and chemical processing. He held various positions with that company, including serving for over 10 years as its Vice President Controller and Secretary.

Mr. Flaherty become Vice President, Operations Improvement on February 16, 1998. Prior to joining the Company, he was a consultant, providing consulting services to the Company for 6 months. From 1995 to 1997 he was Vice President, Operations for Frick Company, a subsidiary of York International, which manufactures compressors, heat exchangers and process refrigeration equipment. From 1994 to 1995 he served as Vice President, Operations and then Vice President, Business Development for Clark Equipment Handling Company, a manufacturer of fork lift trucks, and from 1977 to 1994 served in various capacities with Allied Signal, including Vice President, Airline Services from 1992 to 1994.

Mr. Gibson became Vice President, Human Resources on March 2, 1998. From January 1995 until his employment by the Company he was Vice President, Human Resources for CTG, Inc., a distributor of computer-related equipment. Prior to then he was, for over 5 years, the Senior Director, Human Resources for US Airways Express.

Mr. Maloney has been Vice President and General Manager - Stamco U.S. since 1995 and was the Sales and Marketing manager for Stamco U.S. since 1991.

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

                                    PART III
                                    --------


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

                                     PART IV
                                     -------

Item l4 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------


     (a)  List of Documents filed as part of this Report

          (1)  Financial Statements:


               Report of Independent Accountants                                                     *

               Consolidated Balance Sheets, December 31, 1997 and 1996                               *

               Consolidated Statements of Operations and Retained Earnings for
                    the years ended December 31, 1997, 1996 and 1995                                 *

               Consolidated Statements of Cash Flows for the years ended
                    December 31, 1997, 1996 and 1995                                                 *

               Notes to Consolidated Financial Statements                                            *

 * Incorporated herein by reference from the appropriate portions of the Registrant's Annual Report to security holders for the year ended December 31, 1997

          (2)  Financial Statement Schedules:

                  Report of Independent Accountants

                  Schedule II - Valuation and Qualifying Accounts

                  Schedules other than those listed above are omitted for the reason that they are not applicable, or are not required.

          (3)  Exhibits:  See Index of Exhibits

     (b) No reports on Form 8-K have been filed during the fourth quarter of 1997.

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

                        THE MONARCH MACHINE TOOL COMPANY



                          By    /s/ Richard E. Clemens
                                -----------------------------------------------
       March 27, 1998           RICHARD E. CLEMENS
                                Director, President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of The Monarch Machine Tool Company and in the capacities and on the dates indicated:

                          By    /s/ Richard E. Clemens
                                ------------------------------------------------
       March 27, 1998           RICHARD E. CLEMENS
                                Director, President and Chief Executive Officer


                          By    /s/ John A. Bertrand
                                ------------------------------------------------
       March 27, 1998            JOHN A. BERTRAND
                                Director


                          By    /s/ Gerald L. Connelly
                                ------------------------------------------------
       March 27, 1998           GERALD L. CONNELLY
                                Director


                          By    /s/ William A. Enouen
                                ------------------------------------------------
       March 27, 1998           WILLIAM A. ENOUEN
                                Director


                          By    /s/ Waldemar M. Goulet
                                ------------------------------------------------
       March 27, 1998           WALDEMAR M. GOULET
                                Director


                          By    /s/ Kenneth H. Hopkins
                                ------------------------------------------------
       March 27, 1998           KENNETH H. HOPKINS
                                Director

                          By    /s/ David E. Lundeen
                                ------------------------------------------------
       March 27, 1998           DAVID E. LUNDEEN
                                Director




                          By    /s/ Joseph M. Rigot
                                ------------------------------------------------
       March 27, 1998           JOSEPH M. RIGOT
                                Director


                          By    /s/ Karl A. Frydryk
                                ------------------------------------------------
       March 27, 1998           KARL A. FRYDRYK
                                Vice President (Principal Financial Officer)


                          By    /s/ Robert B. Riethman
                                ------------------------------------------------
       March 27, 1998           ROBERT B. RIETHMAN
                                Treasurer (Principal Accounting Officer)

REPORT OF INDEPENDENT ACCOUNTANTS




To the Shareholders and Board of Directors of The Monarch Machine Tool Company

Our report on the consolidated financial statements of The Monarch Machine Tool Company and Subsidiaries has been incorporated by reference in this Form 10-K from page 23 of the 1997 Annual Report to Shareholders of The Monarch Machine Tool Company and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





COOPERS & LYBRAND L.L.P.

Dayton, Ohio
February 19, 1998, except for Note 2 as
to which the date is March 12, 1998

THE MONARCH MACHINE TOOL COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(DOLLARS IN THOUSANDS)


             Col. A                                  Col. B           Col. C          Col. D             Col. E
          -------------                           -------------    ------------    ------------       ------------

                                                                   Additions
                                                                 --------------
                                                   Balance at      Charged to                          Balance at
                                                   Beginning       Costs and                             End of
             Description                           of Period        Expenses        Deductions           Period
             -----------                         --------------  --------------   -------------      -------------

 Year ended December 31, 1997:
     Allowance for doubtful trade accounts
          receivable                             $         469   $       1,097    $        (59)(a)   $      1,507
     Inventory reserves                                 13,516             751         (13,236)(b)          1,031
     Valuation allowance against
          deferred tax assets                          -                 1,243          -                   1,243
                                                 --------------  --------------   -------------      -------------

          Total                                  $      13,985   $       3,091    $    (13,295)      $      3,781
                                                 ==============  ==============   =============      =============

 Year ended December 31, 1996:
     Allowance for doubtful trade accounts
          receivable                             $         150   $         463    $       (144)(a)   $        469
     Inventory reserves                                  4,085           9,690            (259)(b)         13,516
                                                 --------------  --------------   -------------      -------------

          Total                                  $       4,235   $      10,153    $       (403)      $     13,985
                                                 ==============  ==============   =============      =============

 Year ended December 31, 1995:
     Allowance for doubtful trade accounts
          receivable                             $         313   $          44    $       (207)(a)   $        150
     Inventory reserves                                  3,727             757            (399)(b)          4,085
                                                 --------------  --------------   -------------      -------------

          Total                                  $       4,040   $         801    $       (606)      $      4,235
                                                 ==============  ==============   =============      =============



(a) Write-offs/Collections
(b) Disposals/Sales

                                INDEX OF EXHIBITS

           (Filed with the Commission and the New York Stock Exchange)

                                    ---------


 "Assigned"
  Exhibit
  Number *                        Description
  --------                        -----------

       3            Articles of Incorporation and Regulations                                                  (2)

      10            Material Contracts

                    10.1  1994 Employees Stock Option Plan                                                     (3)

                    10.2  Letter Agreement, dated February 13, 1997, between The
                            Monarch Machine Tool Company and Richard E. Clemens                                (3)

                    10.3  Letter Agreement, dated May 7, 1996 between The
                            Monarch Machine Tool Company and Robert J. Siewert                                 (3)

                    10.4  Amended and Restated Credit Agreement dated as of
                            June 9, 1995 by and among the Company, NBD Bank,
                            Star Bank,
                            N.A and NBD Bank, as agent                                                         (4)

                    10.5   Asset Purchase Agreement by and between Monarch Lathes,
                           L.P. and the Company, dated July 16, 1997                                           (5)

                    10.6   First Amendment to Amended and Restated Credit
                           Agreement dated as of July 11, 1995                                                 (1)

                    10.7   Second Amendment to Amended and Restated Credit
                           Agreement dated as of July 31, 1996                                                 (1)

                    10.8   Third Amendment to Amended and Restated Credit
                           Agreement dated as of March 19, 1997                                                (1)

                    10.9   Fourth Amended to Amended and Restated Credit
                           Agreement dated as of November 10, 1997                                             (1)

       11           Statement Re:  Computation of Income (Loss) Per Share                                      (1)

       13           Annual Report to Security Holders for the fiscal year ended                                (6)
                    December 31, 1997

       21           Subsidiaries of the Registrant                                                             (1)

       23           Consent of Independent Accountants                                                         (1)

       27           Financial Data Schedule                                                                    (1)

     *    Exhibits 2, 4, 9, 12, 16, 18, 22, 24, 28, and 29 are either inapplicable to the Company or require no answer.

                                INDEX OF EXHIBITS

           (Filed with the Commission and the New York Stock Exchange)

                                   ---------


 "Assigned"
  Exhibit
   Number *         Description
 --------------


     (1)            Indicates Exhibit is being filed with this report

     (2)            Incorporated by reference to the Exhibits with the same
                      number filed with the Company's Form 10-K for the year ended December 31, 1980.

     (3)            Incorporated by reference to the Exhibit with the same
                      number filed with the Company Form 10-K for the year ended December 31, 1996

     (4)            Incorporated by reference to Exhibit 10.1 filed with the
                      Company's Form 10-Q for the quarter ended March 31, 1997

     (5)            Incorporated by reference to Exhibit 10.1 filed with the
                      Company's Form 8-K dated August 13, 1997

     (6)            This Report, except for the portions incorporated by
                      reference herein, is furnished for the information of the Commission and is not deemed "filed" as part of this Annual Report.