Form 10-Q
period 1998-03-31
MONARCH MACHINE TOOL CO
filed 1998-05-14
CIK 67532

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended 31 March 1998
                      -------------

                                       or

            ( ) TRANSITION REPORT PURSUANT OT SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 1 - 1997
                    --------

                        THE MONARCH MACHINE TOOL COMPANY
                        --------------------------------
             (Exact name of registrant as specified in its charter)

 Ohio                                                     34-43407810
--------------------------------                          -------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification No.)

                    2600 Kettering Tower, Dayton, Ohio 45423
                    ----------------------------------------
               (Address of principal executive offices, zip code)

                                 (937) 910-9300
                                 --------------
               (Registrant's telephone number including area code)

                    615 North Oak Street, Sidney, Ohio 45365
                    ----------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---


The number of common shares outstanding as of May 8, 1998 was 3,768,967.

               THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES

                               INDEX TO FORM 10-Q



                                                                           PAGE
                                                                          NUMBER
                                                                          ------


PART 1.  FINANCIAL INFORMATION:

         ITEM 1. - Condensed Financial Statements:

             Balance Sheets - 31 March 1998 and 31 December 1997              2


             Statements of Operations and Comprehensive Income -
             Quarter ended 31 March 1998 and 1997                             3


             Statements of Cash Flow - Quarter ended 31 March 1998 and 1997   4

             Notes to Condensed Financial Statements                          5-6


         ITEM 2. - Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                                              7-8


PART II. OTHER INFORMATION:

         ITEM 1.  Inapplicable                                                9

         ITEM 2.  Changes in Securities                                       9

         ITEM 3-5 Inapplicable                                                9

         ITEM 6   Exhibits and Reports on Form 8-K                            9

PART 1 - FINANCIAL INFORMATION

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                                           31 March  31 December
                                                                             1998        1997
                                                                             ----        ----
                                                                         (Unaudited)
                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash                                                                    $  3,506    $  5,022
    Accounts receivable:
           Customers                                                          26,001      26,222
           Other                                                               1,082         540
    Costs and estimated earnings in excess of
        billings on uncompleted contracts                                      1,437         337
    Inventories                                                                9,832      11,142
    Prepaid expenses                                                             300         540
    Deferred income taxes                                                      3,102       3,102
                                                                            --------    --------

         Current assets                                                       45,260      46,905


PROPERTY, PLANT & EQUIPMENT - NET                                              8,520       8,649
PREPAID PENSION COSTS                                                         16,605      15,723
DEFERRED INCOME TAXES                                                            898       1,153
OTHER ASSETS                                                                   3,368       3,439
                                                                            --------    --------

                                                                            $ 74,651    $ 75,869
                                                                            ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                        $  6,549    $ 10,138
    Accrued liabilities                                                       14,991      16,016
    Billings in excess of costs and estimated
        earnings on uncompleted contracts                                      3,088       5,096
    Current maturities of long-term debt                                       2,504         577
                                                                            --------    --------

         Current liabilities                                                  27,132      31,827

LONG-TERM DEBT                                                                 4,667       1,598
OTHER ACCRUED LIABILITIES                                                      1,207       1,175

SHAREHOLDERS' EQUITY:
    Preferred stock                                                               14          14
    Common stock                                                               5,815       5,741
    Unearned compensation, restricted stock                                     (134)        (77)
    Retained earnings                                                         36,123      35,739
    Translation adjustment                                                      (173)       (148)
                                                                            --------    --------
                                                                              41,645      41,269
                                                                            --------    --------

                                                                            $ 74,651    $ 75,869
                                                                            ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
           CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                      Quarter Ended 31 March
                                                      ----------------------
                                                          1998        1997
                                                          ----        ----


Net sales                                             $ 23,064    $ 25,988

Operating costs and expenses:
    Cost of sales                                       18,933      22,012
    Selling, general and administrative                  3,195       3,939
                                                      --------    --------

Operating income                                           936          37

Other income (expense):
    Interest expense, net                                  (32)       (323)
    Other income (expense)                                 (69)        114
                                                      --------    --------

Income (loss) before income taxes                          835        (172)

Income tax provision (benefit)                             255        (124)
                                                      --------    --------

Net income (loss)                                          580         (48)

Other comprehensive income,
    net of tax - foreign
    currency translation
    adjustments                                            (16)       (201)
                                                      --------    --------

Comprehensive income (loss)                           $    564    $   (249)
                                                      ========    ========
Average common shares outstanding                        3,766       3,762
                                                      ========    ========

Net income (loss) per common share,                   $    .15    $   (.01)
    basic and diluted                                  =======      ======


Dividends per share:
     Preferred                                        $    .45    $    .45
     Common                                           $    .05    $    .05


The accompanying notes are an integral part of the consolidated financial statements.

               THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           Quarter Ended 31 March
                                                           ----------------------
                                                             1998       1997
                                                             ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                     $   580    $   (48)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
        Depreciation                                          240        406
        Pension income                                       (882)      (439)
        Deferred tax provision (benefit)                      255       (124)
        Changes in assets and liabilities:
           Accounts receivable                             (1,421)     6,706
           Inventories                                      1,310     (1,641)
           Other assets                                       311        953
           Accounts payable                                (3,589)    (6,805)
           Accrued liabilities                               (993)     2,242
           Advance payments on contracts                   (2,008)     2,339
           Accrued income taxes                              --         (175)
                                                           ------     ------

    Net cash provided by (used in) operating activities    (6,197)     3,414


CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                     (111)
    Proceeds from sale of fixed assets                       --          182
                                                           ------     ------

    Net cash provided by (used in) investing activities      (111)       182

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends                                                (195)      (195)
    Repayments of short-term borrowings, net                          (3,712)
    Proceeds from long-term borrowings                      5,000
    Repayments of long-term borrowings                         (4)      --
                                                           ------     ------


    Net cash provided by (used in) financing activities     4,801     (3,907)

EFFECT OF EXCHANGE RATES ON CASH                               (9)      (303)
                                                           ------     ------

INCREASE (DECREASE) IN CASH                                (1,516)      (614)

CASH - BEGINNING OF PERIOD                                  5,022      4,848
                                                           ------     ------


CASH - END OF PERIOD                                      $ 3,506    $ 4,234
                                                          =======    =======


The accompanying notes are an integral part of the consolidated financial statements

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      QUARTER ENDED 31 MARCH 1998 AND 1997


1.       FINANCIAL STATEMENTS
         --------------------

         The balance sheet at 31 December 1997 presents condensed financial information taken from the audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position and results of operations for the interim periods presented, have been made. The results shown for the first quarter of 1998 are not necessarily indicative of the results that may be expected for the entire year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 31 December 1997 annual report to shareholders.

2.       EARNINGS PER SHARE
         ------------------

         Basic earnings per common share is computed by dividing net income
         (loss), after adjustment for the preferred stock dividend requirement, by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by adding the dilutive effect of common stock equivalents, such as the convertible preferred shares and any stock options outstanding, to the weighted average number of common shares outstanding.

3.       COMPREHENSIVE INCOME
         --------------------

         The Company's statement of operations and comprehensive income for the first quarter of 1998 and 1997 reflects the disclosures required by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The only non-owner source of changes in equity during those periods is the change in the Company's translation adjustment related to its investment in foreign subsidiaries.

4.       INVENTORIES
         -----------

         The Company's inventories consist of the following balances (in thousands):

                            31 March  31 December
                                1998        1997
                            --------    --------

Finished goods              $  2,475    $  2,729
Work-in process and parts     11,363      12,381
Raw materials                    307         320
Less LIFO reserve             (4,313)     (4,288)
                            --------    --------

Net inventories             $  9,832    $ 11,142
                            ========    ========

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      QUARTER ENDED 31 MARCH 1998 AND 1997


5.       INDEBTEDNESS
         ------------

         The $20,000,000 revolving credit facility provided to the Company by two banks has been extended to 29 May 1998 when it will convert to a term loan. The Company has entered into discussions with the banks to restructure the present credit facility, including establishing a new revolving credit period. The Company anticipates that prior to the end of May, it will be able to successfully negotiate a new credit facility with the banks, containing terms and conditions satisfactory to the Company.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                      QUARTER ENDED 31 MARCH 1998 AND 1997


         RESULTS OF OPERATIONS
         ---------------------

         During the last half of 1997 the Company sold or decided to close its Sidney and German operations. To facilitate comparison to the first quarter of this year, all references in the following discussion to the first quarter of 1997 are adjusted to eliminate the impact of these operations.

         Net earnings for the first quarter of this year were $580,000 or $.15 per share compared to net earnings of $30,000 or $.01 per share from ongoing operations in the first quarter of 1997. The increase in earnings was principally the result of increased sales and a reduction in interest expense associated with lower borrowing levels during the first quarter of 1998. Earnings continue to be strongest at the coil processing operations due to plant capacity utilization and improved profit margins on contracts in process, while the machine tool division remains profitable. However, the coating and laminating operation in the U.S., which was started-up in mid-1996, has yet to achieve operating earnings.

         New order bookings during the first quarter of 1998 totaled $18.9 million compared to $27.5 million during the same period last year. The reduction in the level of orders booked was primarily in the coil processing operations, both domestic and foreign, although bookings at the machine tool and coating and laminating operations were down slightly as well. Backlog at the end of the first quarter of this year was $35.4 million compared to $56.2 million at 31 March 1997.

         Net sales for the first quarter of 1998 were $23.1 million compared to $20.2 million for the same period in 1997. The increase was primarily at the machine tool operations, which began 1998 in a better backlog position than in which it entered 1997. Cost of sales as a percentage of sales was 82.1% in 1998 compared to 84.4% in the same period last year. The improvement occurred mainly in the coil processing operations, as a result of better margins anticipated on equipment presently being produced.

         Selling, general and administrative expenses were $3.2 million in the first quarter of 1998 compared to $2.8 million during the same period in 1997. As a percentage of sales, these expenses were 13.9% in 1998 compared to 13.8% in the first quarter last year. The Company has incurred higher expenses in 1998 due to increased sales and marketing activities and to position itself for future growth.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                      QUARTER ENDED 31 MARCH 1998 AND 1997



         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         During the first quarter of 1998, the Company's operating activities required $6.2 million of cash, which was used to reduce accounts payable ($3.6 million) and accrued liabilities ($1.0 million). In addition, advance payments from customers on contracts in process decreased by $2.0 million as certain contracts were completed during 1998. The cash requirement was funded from the Company's cash balances and from additional borrowings of $5.0 under the Company's revolving credit facility. The requirement for cash during the first quarter of 1998 was primarily due to the Company's ability to collect advance payments from customers of its coil processing operation in 1997, while cash was used to pay manufacturing costs during 1998. The Company forecasts that its operating activities will provide cash during the remainder of 1998.

         The Company has entered into discussions with the banks to restructure the present credit facility, including establishing a new revolving credit period. The Company anticipates that prior to the end of May, it will be able to successfully negotiate a new credit facility with the banks containing satisfactory terms and conditions satisfactory to the Company.

         FORWARD LOOKING STATEMENTS
         --------------------------

         In addition to historical information, this document contains various forward-looking statements, involving risks and uncertainties, which could cause actual results to differ materially from these statements. These risks include, but are not limited to, changes in economic conditions, interest rates, product price competition, customer purchasing patterns, labor costs, product liability issues and other legal claims and governmental regulatory issues.

PART II - OTHER INFORMATION



Item 2 - Changes in Securities

         (a)  Inapplicable

         (b)   Inapplicable

         (c) Mr. Richard E. Clemens, President and Chief Executive Officer of the Company, was issued 7,000 restricted common shares of the Company on 10 February 1998. The shares were granted in reliance on the exemption from registration under the Securities Act of 1933 contained at Section 4 (2) of such Act.


Item 6 - Exhibits and Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended 31 March 1998.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        THE MONARCH MACHINE TOOL COMPANY
                                        (Registrant)



    DATE: 11 May 1998                   By   /s/Karl  A. Frydryk
         -----------------------           ----------------------
                                        Karl A. Frydryk
                                        Vice President & Chief Financial Officer
                                        (principal financial officer)