Form 10-Q
period 1998-06-30
MONARCH MACHINE TOOL CO
filed 1998-08-07
CIK 67532

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended 30 June 1998
                      ------------
                                       or

            ( ) TRANSITION REPORT PURSUANT OT SECTION 13 OR 15 (d) OF
                       THE SECRUITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 1 - 1997
                    --------

                        THE MONARCH MACHINE TOOL COMPANY
             (Exact name of registrant as specified in its charter)

     Ohio                                             34-43407810
----------------------------                          -----------
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

-------------------------------------------------------------------------------
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


The number of common shares outstanding as of July 29, 1998 was 3,769,427.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES

                               INDEX TO FORM 10-Q



                                                                                 PAGE
                                                                                NUMBER
                                                                                ------





PART 1.  FINANCIAL INFORMATION:

         ITEM 1. - Condensed Financial Statements:

           Balance Sheets - 30 June 1998 and 31 December 1997                     2


           Statements of Operations and Comprehensive Income -
           Two Quarters and Quarter ended 30 June 1998 and 1997                   3


           Statements of Cash Flow - Two Quarters ended 30 June 1998 and 1997     4

           Notes to Condensed Financial Statements                                5-6


         ITEM 2. - Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                                     7-8


PART II. OTHER INFORMATION:

         ITEMS 1- 5     Inapplicable                                              8

         ITEM 6         Exhibits and Reports on Form 8-K                          8

PART 1 - FINANCIAL INFORMATION

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                            30 June  31 December
                                                             1998       1997
                                                             ----       ----
                                                         (Unaudited)
                                     ASSETS

CURRENT ASSETS:
    Cash                                                  $    886   $  5,022
    Accounts receivable                                     24,800     26,762
    Costs and estimated earnings in excess of
        billings on uncompleted contracts                      522        337
    Inventories                                             10,768     11,142
    Prepaid expenses                                           162        540
    Deferred income taxes                                    2,504      3,102
                                                          --------   --------

         Current assets                                     39,642     46,905

PROPERTY, PLANT & EQUIPMENT - NET                            8,976      8,649
PREPAID PENSION COSTS                                       17,434     15,723
DEFERRED INCOME TAXES                                        1,153      1,153
OTHER ASSETS                                                 3,375      3,439
                                                          --------   --------

                                                          $ 70,580   $ 75,869
                                                          ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                      $  6,753   $ 10,138
    Accrued liabilities                                     12,911     16,016
    Billings in excess of costs and estimated
        earnings on uncompleted contracts                    3,436      5,096
    Current maturities of long-term debt                        41        577
                                                          --------   --------

         Current liabilities                                23,141     31,827

LONG-TERM DEBT                                               4,093      1,598
OTHER ACCRUED LIABILITIES                                    1,203      1,175

SHAREHOLDERS' EQUITY:
    Preferred stock                                             14         14
    Common stock                                             5,815      5,741
    Unearned compensation, restricted stock                   (101)       (77)
    Retained earnings                                       36,509     35,739
    Translation adjustment                                     (94)      (148)
                                                          --------   --------
                                                            42,143     41,269
                                                          --------   --------

                                                          $ 70,580   $ 75,869
                                                          ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
           CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                          Two Quarters Ended 30 June    Quarter Ended 30 June
                                          --------------------------    ---------------------

                                              1998          1997          1998          1997
                                            --------      --------      --------      --------

Net sales                                   $ 42,259      $ 55,544      $ 19,194      $ 29,556

Operating costs and expenses:
    Cost of sales                             33,853        47,053        14,918        25,041
    Selling, general and administrative        6,497         7,774         3,303         3,835
                                            --------      --------      --------      --------

Operating income                               1,909           717           973           680

Other income (expense):
    Interest expense, net                       (180)         (704)          (91)         (340)
    Interest income                              113           116            56            75
    Other income (expense)                      (115)          402           (46)          288
                                            --------      --------      --------      --------

Income  before income taxes                    1,727           531           892           703

Income tax provision                             565            70           310           194
                                            --------      --------      --------      --------

Net income                                     1,162           461           582           509

Other comprehensive income,
    net of tax - foreign
    currency translation
    adjustments                                   52          (215)           36           (14)
                                            --------      --------      --------      --------

Comprehensive income                        $  1,214      $    246      $    618      $    495
                                            ========      ========      ========      ========
Average common shares outstanding              3,769         3,762         3,769         3,762
                                            ========      ========      ========      ========

Net income per common share,                $    .31      $    .12      $    .15      $    .13
    basic and diluted                        =======        ======        ======       =======


Dividends per share:
     Preferred                              $    .90      $    .90      $    .45      $    .45
     Common                                 $    .10      $    .10      $    .05      $    .05

The accompanying notes are an integral part of the consolidated financial statements.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           Two Quarters Ended 30 June
                                                           --------------------------
                                                               1998          1997
                                                            ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                       $    1,162    $      461
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
        Depreciation                                               478           815
        Pension income                                          (1,646)          879
        Deferred tax provision                                     599
        Changes in assets and liabilities:
           Accounts receivable                                   1,841        10,840
           Inventories                                             374        (2,893)
           Other assets                                            443          (492)
           Accounts payable                                     (3,385)       (4,582)
           Accrued liabilities                                  (3,078)        1,295
           Advance payments on contracts                        (1,660)        4,884
           Accrued income taxes                                                 (176)
                                                            ----------    ----------

    Net cash provided by (used in) operating activities         (4,872)       11,031


CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                          (806)
    Proceeds from sale of fixed assets                                           197
                                                            ----------    ----------

    Net cash provided by (used in) investing activities           (806)          197

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends                                                     (390)         (389)
    Repayments of short-term borrowings, net                                  (9,761)
    Proceeds from long-term borrowings                           4,960
    Repayments of long-term borrowings                          (3,000)
    Issuance of restricted stock                                                   8
                                                            ----------    ----------

    Net cash provided by (used in) financing activities          1,570       (10,142)
EFFECT OF EXCHANGE RATES ON CASH                                   (28)         (326)
                                                            ----------    ----------

INCREASE (DECREASE) IN CASH                                     (4,136)          760

CASH - BEGINNING OF PERIOD                                       5,022         4,848
                                                            ----------    ----------

CASH - END OF PERIOD                                        $      886    $    5,608
                                                            ==========    ==========


The accompanying notes are an integral part of the consolidated financial statements

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    TWO QUARTERS ENDED 30 JUNE 1998 AND 1997


1.       FINANCIAL STATEMENTS
         --------------------

         The balance sheet at 31 December 1997 presents condensed financial information taken from the audited financial statements. The interim financial statements are unaudited. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position and results of operations for the interim periods presented, have been made. The results shown for the periods presented in 1998 are not necessarily indicative of the results that may be expected for the entire year.

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

3.       COMPREHENSIVE INCOME
         --------------------

         The statements of operations and comprehensive income reflect the disclosures required by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The only non-owner source of changes in equity during those periods is the change in the Company's translation adjustment related to its investment in foreign subsidiaries.

4.       INVENTORIES
         -----------

         The Company's inventories consist of the following balances (in thousands):

                                                                 30 June     31 December
                                                                  1998          1997
                                                                --------      --------

         Finished goods                                         $  3,106      $  2,729
         Work-in process and parts                                 9,495        12,381
         Raw materials                                             2,455           320
         Less LIFO reserve                                        (4,288)       (4,288)
                                                                --------      --------
         Net inventories                                        $ 10,768      $ 11,142
                                                                ========      ========

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    TWO QUARTERS ENDED 30 JUNE 1998 AND 1997


5.       INDEBTEDNESS
         ------------

         In May 1998, the Company executed a $15,000,000 revolving credit facility. The amount available under the credit facility is based on eligible accounts receivable and inventory. The Company had $15 million available under the revolving credit facility of which $3 million was borrowed at 30 June 1998.

         This facility can be converted to a term loan on May 29, 2001 and is payable in eight quarterly installments beginning June 30, 2001.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    TWO QUARTERS ENDED 30 JUNE 1998 AND 1997


         RESULTS OF OPERATIONS
         ---------------------

         During the last half of 1997 the Company sold or decided to close its Sidney and German operations. To facilitate comparison to the periods presented for this year, all references in the following discussion to the periods in 1997 are adjusted to eliminate the impact of these operations.

         Net earnings for the two quarters and quarter ended 30 June 1998 were $1,162,000, or $.31 per share, and $582,000, or $.15 per share, respectively compared to net earnings of $650,000, or $.17 per share, and $620,000, or $.16 per share, respectively, from ongoing operations for the same periods of 1997. The increase in earnings was principally the result of a strong first two quarters at the coil processing operation due to plant capacity utilization and improved profit margins on contracts in process. A reduction in interest expense associated with lower borrowing levels during the first two quarters of 1998 also contributed to increased earnings. The coating and laminating operation has operated at a loss in 1998 due to limited sales during its start up phase. The machine tool division continues to be profitable although lower sales volume in the second quarter of 1998 has resulted in lower income in 1998 compared to 1997. Backlog at 30 June 1998 was $36.9 million compared to $53.2 million at 30 June 1997.

         Net sales for the two quarters and quarter ended 30 June 1998 were $42.3 and $19.2 million, respectively, compared to $44.9 and $24.7 million for the same periods in 1997. The decrease was primarily due to the Company entering 1998 with a lower backlog than it had in the beginning of 1997. Cost of sales as a percentage of sales was 80.3% and 78.2% for the two quarters and quarter ended 30 June 1998 compared to 84.3% and 84.2% for the same periods in 1997. The improvement occurred mainly in the coil processing operations, as a result of better margins on equipment presently being produced.

         Selling, general and administrative expenses were $6.5 million and $3.3 million for the two quarters and quarter ended 30 June 1998, respectively, compared to $5.5 million and $2.7 million during the same periods in 1997. The Company has incurred higher expenses in 1998 due to increased sales and marketing activities and to position itself for future growth.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    TWO QUARTERS ENDED 30 JUNE 1998 AND 1997



         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         During the first two quarters of 1998, the Company's operating activities required $4.9 million of cash, which was used to reduce accounts payable ($3.4 million) and accrued liabilities ($3.1 million). In addition, advance payments from customers on contracts in process decreased by $1.7 million as certain contracts were completed during 1998. A reduction in accounts receivable and inventories provided $2.2 million of cash in 1998. The remaining cash requirement was funded from the Company's cash balances and from additional net borrowings of $2.0 million under the Company's revolving credit facility. The requirement for cash during the first two quarters of 1998 was primarily due to the Company's ability to collect advance payments from customers of its coil processing operation in 1997, while cash was used to pay manufacturing costs during 1998. The Company forecasts that its operating activities will provide cash during the remainder of 1998.

         In May 1998, the Company executed a $15,000,000 revolving credit facility, with the amount available under the credit facility based on eligible accounts receivable and inventory. The Company had $15 million available under the revolving credit facility, of which $3 million was borrowed at 30 June 1998. This facility can be converted to a term loan on May 29, 2001 and is payable in eight quarterly installments beginning June 30, 2001.


         FORWARD LOOKING STATEMENTS
         --------------------------

         In addition to historical information, this document contains various forward-looking statements, involving risks and uncertainties, which could cause actual results to differ materially from these statements. These risks include, but are not limited to, changes in economic conditions, interest rates, price and product offering competition from domestic and foreign entities, customer purchasing patterns, labor costs, product liability issues and other legal claims and governmental regulatory issues.


         PART II - OTHER INFORMATION



         Items 1-5 - Inapplicable
         Item 6    - Exhibits and Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended 30 June 1998.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    THE MONARCH MACHINE TOOL COMPANY
                                    (Registrant)



DATE:    7 August 1998              By  /s/Karl A. Frydryk
    ----------------------              ------------------------------------
                                        Karl A. Frydryk
                                        Vice President & Chief Financial Officer