Form 10-Q
period 1998-09-30
MONARCH MACHINE TOOL CO
filed 1998-11-12
CIK 67532

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended 30 September 1998
                                       or

            ( ) TRANSITION REPORT PURSUANT OT SECTION 13 OR 15 (d) OF
                       THE SECRUITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 1 - 1997

                        THE MONARCH MACHINE TOOL COMPANY
                        --------------------------------
             (Exact name of registrant as specified in its charter)

 Ohio                                                        34-43407810
---------------------------------                            -----------
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


    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of common shares outstanding as of October 23, 1998 was 3,769,427.

               THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                                               PAGE
                                                                                              NUMBER
                                                                                              ------

PART 1.  FINANCIAL INFORMATION:

                  ITEM 1. - Condensed Financial Statements:

                      Balance Sheets - 30 September 1998 and 31 December 1997                    2


                      Statements of Operations and Comprehensive Income -
                      Three Quarters and Quarter ended 30 September 1998 and 1997                3


                      Statements of Cash Flow -
                      Three Quarters ended 30 September 1998 and 1997                            4

                      Notes to Condensed Financial Statements                                    5-6


                  ITEM 2. - Management's Discussion and Analysis
                            of Financial Condition and Results of
                            Operations                                                           7-8


PART II. OTHER INFORMATION:

                  ITEMS 1- 5    Inapplicable                                                     9

                  ITEM 6        Exhibits and Reports on Form 8-K                                 9

PART 1 - FINANCIAL INFORMATION

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                            30 September     31 December
                                                                1998            1997
                                                                ----            ----
                                                            (Unaudited)
                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash                                                     $    2,149    $    5,022
    Accounts receivable                                          23,462        26,762
    Costs and estimated earnings in excess of
        billings on uncompleted contracts                           736           337
    Inventories                                                   8,942        11,142
    Prepaid expenses                                                 36           540
    Deferred income taxes                                         2,312         3,102
                                                             ----------    ----------

         Current assets                                          37,637        46,905


PROPERTY, PLANT & EQUIPMENT - NET                                 9,772         8,649
PREPAID PENSION COSTS                                            18,281        15,723
DEFERRED INCOME TAXES                                             1,153         1,153
OTHER ASSETS                                                      3,150         3,439
                                                             ----------    ----------

                                                             $   69,993    $   75,869
                                                             ==========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                         $    6,119    $   10,138
    Accrued liabilities                                          11,190        16,016
    Billings in excess of costs and estimated
        earnings on uncompleted contracts                         5,052         5,096
    Current maturities of long-term debt                             46           577
                                                             ----------    ----------

         Current liabilities                                     22,407        31,827

LONG-TERM DEBT                                                    4,101         1,598
OTHER ACCRUED LIABILITIES                                         1,212         1,175

SHAREHOLDERS' EQUITY:
    Preferred stock                                                  14            14
    Common stock                                                  5,815         5,741
    Unearned compensation, restricted stock                         (68)          (77)
    Retained earnings                                            36,754        35,739
    Translation adjustment                                         (242)         (148)
                                                             ----------    ----------
                                                                 42,273        41,269
                                                             ----------    ----------

                                                             $   69,993    $   75,869
                                                             ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
           CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                               Three Quarters Ended 30 September  Quarter Ended 30 September
                               ---------------------------------  --------------------------
                                              1998         1997       1998        1997
                                              ----         ----       ----        ----

Net sales                                 $   60,427  $   81,066  $   18,168  $   25,523

Operating costs and expenses:
    Cost of sales                             48,335      68,370      14,441      21,317
    Selling, general and administrative        9,471      11,275       3,015       3,502
                                          ----------  ----------  ----------  ----------

Operating income                               2,621       1,421         712
                                                                                     704

Other income (expense):
    Interest expense                            (252)       (891)        (72)       (187)
    Interest income                              125         212          12
                                                                                      96
    Other income (expense)                      (102)       (530)         13        (932)
                                          ----------  ----------  ----------  ----------

Income (loss)  before income taxes             2,392         212         665        (319)

Income tax provision (benefit)                   791         (73)        226        (143)
                                          ----------  ----------  ----------  ----------

Net income (loss)                              1,601         285         439        (176)

Other comprehensive (income), loss
    net of tax - foreign
    currency translation
    adjustments                                  (62)       (265)         52         (51)
                                          ----------  ----------  ----------  ----------

Comprehensive income                      $    1,539  $       20  $      491
                                                                              $     (227)
                                          ==========  ==========  ==========  ==========
Average common shares outstanding              3,768       3,762       3,769       3,762
                                          ==========  ==========  ==========  ==========

Net income per common share,              $      .42  $      .08  $      .12  $     (.05)
    basic and diluted                     ==========  ==========  ==========  ==========




Dividends per share:
     Preferred                            $     1.35  $     1.35  $      .45  $      .45
     Common                               $      .15  $      .15  $      .05  $      .05



The accompanying notes are an integral part of the consolidated financial statements.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                       Three Quarters Ended 30 September
                                                       ---------------------------------
                                                              1998          1997
                                                              ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                            $    1,601    $      285
    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
        Depreciation                                             716         1,170
        Pension income                                        (2,420)       (1,318)
        Deferred tax provision                                   791
        Changes in assets and liabilities:
           Accounts receivable                                 2,901        14,336
           Inventories                                         2,200         4,483
           Other assets                                          793          (457)
           Accounts payable                                   (4,018)       (5,664)
           Accrued liabilities                                (4,789)          (80)
           Advance payments on contracts                         (44)        4,471
           Accrued income taxes                                               (176)
                                                          ----------    ----------

    Net cash provided by (used in) operating activities       (2,269)       17,050


CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                      (1,877)         (356)
    Proceeds from sale of fixed assets                                       1,996
                                                          ----------    ----------

    Net cash provided by (used in) investing activities       (1,877)        1,640

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends                                                   (585)         (584)
    Repayments of short-term borrowings, net                               (15,766)
    Proceeds from long-term borrowings                         6,971
    Repayments of long-term borrowings                        (5,000)
    Issuance of restricted stock                                                19
                                                          ----------    ----------

    Net cash provided by (used in) financing activities        1,386       (16,331)

EFFECT OF EXCHANGE RATES ON CASH                                (113)         (404)
                                                          ----------    ----------

INCREASE (DECREASE) IN CASH                                   (2,873)        1,955

CASH - BEGINNING OF PERIOD                                     5,022         4,848
                                                          ----------    ----------

CASH - END OF PERIOD                                      $    2,149    $    6,803
                                                          ==========    ==========


The accompanying notes are an integral part of the consolidated financial statements

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 THREE QUARTERS ENDED 30 SEPTEMBER 1998 AND 1997


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

         The Accounting Standards Executive Committee ("AcSEC") of the AICPA has issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company has chosen earlier application of SOP 98-1, effective for 1998, in conjunction with the Company's implementation of its Enterprise Resource Planning system.

         The Company has adopted SFAS No. 129 "Disclosure of Information about Capital Structure", which was effective for financial statements for periods ending after December 15, 1997 and established standards for disclosing information about an entity's capital structure. The adoption of SFAS No. 129 had no significant effect on the Company's disclosures about its capital structure.

         The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which was effective for financial statements for periods beginning after December 15, 1997 and established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The only non-owner source of change in equity in 1997 and 1998 is the Company's translation adjustment related to its investment in foreign subsidiaries.

         The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which was effective for fiscal years beginning after December 15, 1997 and established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company's adoption of FASB No. 131 has not had a material impact on its financial statement presentation or related disclosures.

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the effect of SFAS No. 133 on its financial statements to be significant.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 31 December 1997 annual report to shareholders.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 THREE QUARTERS ENDED 30 SEPTEMBER 1998 AND 1997


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


3.        INVENTORIES
          -----------

         The Company's inventories consist of the following balances (in thousands):

                                    30 September 31 December
                                        1998        1997

         Finished goods              $    1,915  $    2,729
         Work-in process and parts   $   10,495      12,381
         Raw materials                      874         320
         Less LIFO reserve               (4,342)     (4,288)
                                     ----------  ----------
         Net inventories             $    8,942  $   11,142
                                     ==========  ==========



4.        INDEBTEDNESS
          ------------

         In May 1998, the Company executed a $15 million revolving credit facility. The amount available under the credit facility is based on eligible accounts receivable and inventory. The Company had $14.2 million available under the revolving credit facility of which $4 million was borrowed at 30 September 1998.

         This facility can be converted to a term loan on May 29, 2001 and is payable in eight quarterly installments beginning June 30, 2001.

5.        OPTION TO SELL REAL ESTATE
          --------------------------

         In August, the Company executed on option to sell 39 acres of land. The option price is $1.56 million and the option requires various conditions to be satisfied and stipulates closing of the sale by February 15, 1999. A six month extension beyond February 15, 1999 is available to the buyer at a revised purchase price of $1.6 million. The Company's carrying value of the land is $82,000.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                 THREE QUARTERS ENDED 30 SEPTEMBER 1998 AND 1997


         RESULTS OF OPERATIONS
         ---------------------

         During the last half of 1997 the Company sold or decided to close its Sidney and German operations. To facilitate comparison to the periods presented for this year, all references in the following discussion to the periods in 1997 are adjusted to eliminate the impact of these operations.

         Net earnings for the three quarters and quarter ended 30 September 1998 were $1,601,000, or $.42 per share, and $439,000, or $.12 per share, respectively compared to net earnings of $638,000, or $.17 per share, and a loss of $13,000 or ($.03) per share, respectively, from ongoing operations for the same periods of 1997. The increase in earnings was principally the result of a strong first three quarters at the coil processing operation and improved profit margins on contracts in process. A reduction in interest expense associated with lower borrowing levels during the first three quarters of 1998 also contributed to increased earnings. The coating and laminating operation has operated at a loss in 1998 due to limited sales during its start up phase. The machine tool division has been negatively impacted by increased competition and a lower demand for its products. This situation has affected this division's selling prices and gross margins and has resulted in lower income in 1998 compared to 1997. Backlog at 30 September 1998 for the Company was $32.9 million compared to $49.9 million at 30 September 1997.

         Net sales for the three quarters and quarter ended 30 September 1998 were $60.4 and $18.2 million, respectively, compared to $67.2 and $22.2 million for the same periods in 1997. The decrease was primarily due to the Company entering 1998 with a lower backlog than it had in the beginning of 1997 as well as increased competition in the machine tool segment, particularly from Japan, along with lower demand for its products. Cost of sales as a percentage of sales was 80% and 79.5% for the three quarters and quarter ended 30 September 1998 compared to 83.7% and 82.6% for the same periods in 1997. The improvement occurred mainly in the coil processing operations, as a result of better margins on equipment presently being produced.

         Selling, general and administrative expenses were $9.5 million and $3.0 million for the three quarters and quarter ended 30 September 1998, respectively, compared to $8.2 million and $2.8 million during the same periods in 1997. The Company has incurred higher expenses in 1998 due to increased sales and marketing activities and to position itself for future growth.


         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         During the first three quarters of 1998, the Company's operating activities required $2.3 million of cash, which was used to reduce accounts payable ($4.0 million) and accrued liabilities ($4.8 million). A reduction in accounts receivable and inventories provided $5.1 million of cash in 1998. Capital expenditures required $1.9 million in cash while dividends paid were $585,000 in the first nine months of 1998. The remaining cash requirement was funded from the Company's cash balances and from additional net borrowings of $2.0 million under the Company's revolving credit facility. The requirement for cash during the first three quarters of 1998 was primarily due to the Company's ability to collect advance payments from customers of its coil processing operation in 1997, while cash was used to pay manufacturing costs during 1998. The Company forecasts that its operating activities will provide cash during the remainder of 1998.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 THREE QUARTERS ENDED 30 SEPTEMBER 1998 AND 1997


         In May 1998, the Company executed a $15,000,000 revolving credit facility, with the amount available under the credit facility based on eligible accounts receivable and inventory. The Company had $15 million available under the revolving credit facility, of which $4 million was borrowed at 30 September 1998. This facility can be converted to a term loan on May 29, 2001 and is payable in eight quarterly installments beginning June 30, 2001.

         YEAR 2000
         ---------

         Year 2000 Issues arise because of the inability of many existing computer systems and software, which utilize a two-digit conversion for recording years, to properly recognize and process information relating to a year that begins with "20" instead of "19". In early 1998, the Company began a Company-wide program to replace its internal information processing systems for reasons unrelated to Year 2000 Issues. It expects to complete this program during the third quarter of 1999, which should result in its internal information processing systems being Year 2000 compliant. The cost to the Company to fully implement this new system is estimated at approximately $2.5 million. Funds for this program are expected to be available to the Company from its internal operations and, if necessary, from its lines of credit. As part of a comprehensive Year 2000 compliance project, the Company is also assessing other key aspects of its operating and administrative processes which, if they would become inoperable due to Year 2000 issues, would have a material impact on the Company's ability to continue its normal operations. This program includes a plan to identify the extent to which key vendors and consultants are addressing this same issue and an assessment of the Company's products. The Company will monitor and evaluate the progress of its vendors and consultants on this matter. The Company is also reviewing its non-information technology systems to determine the extent of any changes that may be necessary and presently believes that there will be minimal changes necessary for compliance. Although the Company cannot assess the result of this evaluation until it has obtained further information, based upon the work it has performed to date, it is not presently aware of any Year 2000 issues which would have a disruptive impact on its operations or a material adverse impact upon its financial condition or results of operation.

         The Company believes it is diligently addressing Year 2000 issues and that it will satisfactorily resolve any significant Year 2000 problems. The Company anticipates completing substantially all of its Year 2000 projects during 1999, with major completion milestones being targeted for the first, second and third quarters. In the event the Company falls short of these milestones, additional internal resources will be focused on completing these projects or implementing contingency plans.

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

              No reports on Form 8-K were filed during the quarter ended 30 September 1998.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        THE MONARCH MACHINE TOOL COMPANY
                                        (Registrant)



DATE:  6 November 1998                  By /s/ Karl A. Frydryk
     ---------------------------          ------------------------------
                                        Karl A. Frydryk
                                        Vice President & Chief Financial Officer