Form 10-K405
period 1998-12-31
MONARCH MACHINE TOOL CO
filed 1999-03-26
CIK 67532

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998            Commission File No 1-1997

                        THE MONARCH MACHINE TOOL COMPANY

         Ohio                                               34-4307810
(State of Incorporation)                       (IRS Employer Identification No.)

                    2600 Kettering Tower, Dayton, Ohio 45423

                             Telephone 937/910-9300

Security registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
       Title of each class                                   on which registered
       -------------------                                   -------------------

       Common shares, without par value                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

                 ---------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No
                                         -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common shares held by nonaffiliates of the registrant as of the close of business on March 5, 1999 was $27,260,000.

The number of common shares outstanding as of March 5, 1999, was 3,779,393.

                      Documents Incorporated By Reference

Portions of the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 5, 1999.

                                     PART I

ITEM 1 - BUSINESS

The Monarch Machine Tool Company ("Monarch" or the "Company") was incorporated in 1909. The Company operates in three business segments where it designs, manufactures and assembles metal coil processing equipment, paper coating and laminating equipment and machining centers.

Recent Developments

On December 31, 1998, the Company acquired all of the outstanding shares of common stock of GFG Corporation ("GFG"), based in Milwaukee, Wisconsin. GFG designs and assembles roll coating, electrostatic oil application and strip processing equipment used by the metal coil processing industry.

In November 1998, the Company acquired engineering designs from Unisign B.V., a Netherlands company, to produce travelling-column CNC machining centers. In addition, the Company has a license for the exclusive right to sell this equipment to North American customers for a period of 5 years. The Company anticipates that this equipment will be manufactured at its machining center operations in Cortland, NY.

The Company entered into a strategic alliance in 1997 with Spinner Machine Tool Company, a German company, to market in North America ultra-precision horizontal turning machines produced by Spinner and to have Spinner market the Company's machining centers in Europe.

During 1997, the Company sold the business of the Sidney lathe (turning machines) operation and decided to close the operations of its three German businesses. Subsequently, in March 1998, the Company entered into an agreement to sell a majority of the assets of one of the German businesses, with the buyer agreeing to assume certain liabilities of the business.

The following is a description of the Company's primary businesses.

                         Metal Coil Processing Equipment

The Company designs and manufactures a broad line of metal coil processing equipment. This equipment, generally sold as complete lines, is used by steel and aluminum mills and mini-mills, ferrous and non-ferrous supply centers, and end users of coiled material. Coil processing lines perform various operations, such as slitting, tension leveling, shearing, cleaning, forming, coating, galvanizing, annealing, and heat treating. Individual components are also manufactured for the upgrading of existing lines. GFG designs and assembles roll coating and electrostatic oil application equipment also used by the above industries. GFG also designs and assembles metal strip processing equipment to process metal normally of smaller gauge and width than that processed by the coil processing equipment.

                                Machining Centers

A machining center is a multi-functional machine that removes metal by milling, drilling, boring, or tapping with a rotating tool on a stationary part. Monarch manufactures vertical spindle machining centers in various sizes and configurations. All are computer numerically controlled (CNC) and have automatic tool changers that change tools in the spindle without operator assistance. Automatic part fixture loading devices have been developed by Monarch that can be added to most models. Through strategic alliances with 2 European companies, the Company markets precision turning machines, produced by a German company, in North

America and intends to manufacture and sell travelling-column machining centers through an alliance with a Dutch company, which includes a 5-year exclusive selling arrangement in North America.

                     Paper Coating and Laminating Equipment

In 1995, the Company entered a new industry segment with its purchase of certain assets of the coating and laminating equipment business of a German company. In 1996, the Company also began designing and manufacturing this type of equipment in the United States. In 1997, the Company decided to close the German business. The equipment, typically sold in complete lines, is used to further process paper, plastics, and foil for use in flexible or medical packaging, pressure sensitives, adhesives products and wall coverings. The products include continuous roll processing with in-line coating, drying, dry or wet laminating, slitting and rewinding. The coatings and adhesives applied are aqueous solvent, solventless, hot melt and wax. Individual components are also available for upgrading existing installations.

Competition

Monarch actively competes with other equipment manufacturers, both domestic and foreign. The market for the Company's products is subject to normal price, service, and quality competition. Domestically, the coil processing equipment produced by the Company's Stamco operations primarily competes with other domestic producers and the Company believes it holds a second place market share position. Internationally, the Company competes with a number of other major international companies. GFG believes it has over 50% of the market share, both domestically and internationally, for its roll coating equipment and also holds the largest market share compared to its competitors for its electrostatic oil application equipment. Its major competitors include both domestic and international companies. Increasingly, foreign machining center manufacturers aggressively compete in the North American market. Although the prior competitors in this business were predominantly Japanese, they are now spread throughout Asia. However, for the Company's machining centers, the competition continues to be primarily Japanese manufacturers. During 1998, competition in the machining center business intensified with foreign competitors discounting equipment to North American customers, largely due to lower international demand and weak foreign currencies values, especially the Japanese yen.

Customers

Monarch has a broad customer base. Producers, suppliers and users of strip metal have a need for coil processing equipment. Virtually all manufacturing plants that perform metal cutting operations are potential customers for Monarch machining centers. The Company's paper coating and laminating equipment is used by individual customers in the packaging industry and by producers of commercial or consumer products. The loss of any individual customer would not have a materially adverse effect upon the Company.

Backlog

Monarch's backlog, segregated by industry segment, is as follows (in thousands):

                                                     DECEMBER 31    DECEMBER 31
                                                        1998           1997
                                                        ----           ----
         Metal Coil Processing Equipment               $43,112        $30,352
         Machining Centers                               4,302         10,275
         Paper Coating and Laminating Equipment          1,839          1,584
                                                       -------        -------
                                                       $49,253        $42,211
                                                       =======        =======

The entire backlog can reasonably be expected to be shipped within twelve months. Seasonal factors are not significant to Monarch.

Purchases of Raw Materials and Supplies

Monarch generally manufactures certain of the components of its machines and purchases other components such as castings, large weldments, computer numerical controls, large gear boxes, motors, and electrical components. The principal materials purchased are obtained on a competitive basis from many different sources and are commercially available. Monarch's numerically controlled machines are designed to be used with controls made by one of two major industrial control manufacturers. The paper coating and laminating and GFG businesses are primarily involved in the design and assembly of their equipment. These operations generally sub-contract for a significant portion of components of their equipment from numerous suppliers. The Company does not believe that the loss of any one supplier would have a material adverse affect on the ability of these operations to continue. GFG has alliances with certain key suppliers of components used in its equipment. While the loss of one of these suppliers could be disruptive in the short-term, alternative sources of supply would be available.

Patents, Licenses and Franchises

In 1998, the Company entered into an agreement with Unisign B.V. to sell, on an exclusive basis in North America for a 5-year period, travelling-column machining centers which will be manufactured by the Company. The Company also has a strategic alliance with Spinner Machine Tool Company GmbH to jointly sell each other's products. In North America, the Company sells Spinner's ultra-precision horizontal turning machines.

Engineering and Development

The Company's engineering departments are responsible for designing equipment to customer order specifications, the improvement of existing product lines, and the development of new products. Refer to the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K, for the amount of research and development expense incurred by the Company.

Employees

The Company had 570 employees at December 31, 1998.

Working Capital

Because of the up to 12 month cycle time required to manufacture certain of its products, Monarch may be required to finance a substantial volume of work in process. However, to the extent possible, it obtains progress payments from customers during the production cycle.

Domestic and Foreign Operations and Export Sales

Amounts of revenue, profitability, and identifiable assets attributable to domestic and foreign operations are included in Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

ITEM 2 - PROPERTIES

Domestic

Engineering design and manufacturing operations for the metal coil processing equipment business are conducted in New Bremen, Ohio, in a plant of 180,000 square feet, and for the machining center business in Cortland, New York, in a plant of 135,000 square feet. Both facilities are owned by the Company and are in good condition. During 1998, the Company relocated its corporate headquarters from Sidney, Ohio to leased facilities in Dayton, Ohio. GFG Corporation's business is located in Milwaukee, Wisconsin in a leased facility containing 60,000 square feet of office and plant space. The paper coating and laminating equipment business is presently based in Sidney, Ohio, but will be relocated to the GFG facility during 1999.

Foreign

Stamco (U.K.) Ltd., leases office facilities near Birmingham, England where it designs, purchases components and sells metal coil processing equipment.

GFG Peabody Ltd. leases a sales and service office in Surrey, England.

During 1997, the Company decided to close or sell the operations of Stamco Depiereux GmbH, Monarch Werkzeugmaschinen GmbH and Monarch Busch GmbH, all located in Germany. Each of the companies are in liquidation, in accordance with the regulations for liquidation required in Germany. The liquidation process is expected to be substantially completed in 1999.

All of the Company's facilities are in good condition.

ITEM 3 - LEGAL PROCEEDINGS

In September 1988, the Company and several other potentially responsible parties ("PRPs") were ordered by the Environmental Protection Agency ("EPA"), under the Federal "Superfund" legislation, to perform a remedial investigation and a limited removal action to dispose of waste materials at the Rosen site, a former scrap yard in Cortland, New York. The investigation and removal action work was completed in 1996 to the EPA's satisfaction.

In 1998, a Consent Decree was entered into among the EPA, the PRPs (including the Company) and a group of ten companies ("Defendants"), that the EPA considered to be potentially liable, to share the costs of remediation. The Consent Decree prescribes the remediation procedures necessary to be performed at the property. Prior to implementation, the Consent Decree requires approval of the U.S. Department of Justice and the U.S. District Court in New York. If the Consent Decree is approved in its present form, the Company will have limited responsibility for any future remediation or maintenance costs related to the property, provided that the EPA approved remedy is implemented and ultimately is successful. Pursuant to the terms of the Consent Decree, the Company, along with the PRPs and Defendants, have joint and several responsibility to pay any additional EPA oversight costs.

Based on information presently available, the Company believes that the $1.3 million it has reserved at December 31, 1998 is adequate to provide for its share of the estimated costs for resolution of this matter. However, the Company's ultimate liability for remediation will likely be reduced if the Consent Decree is approved by the appropriate agencies. The Company anticipates continuing to review the adequacy of its present reserve and will recognize an adjustment to the reserve when appropriate.

Included in these legal actions is a claim by one of the Company's customers related to alleged defects in equipment supplied by the Company (Flat Rock Metal, Inc. v. The Monarch Machine Tool Company). The action was filed on May 17, 1996 and the matter is scheduled for trial in May 1999 in the United States District Court for the Eastern District of Michigan, Case No. 96-72776. The Company believes that the equipment meets all specifications prescribed in the contract and intends to vigorously defend this litigation.

The Company is a defendant in various legal actions, arising in the ordinary course of business, including product liability claims. The Company is responsible for legal and settlement costs up to $100,000 associated with product liability claims and has insurance coverage for costs which exceed that amount, subject to specific and aggregate loss limitations. The Company believes that the ultimate liability, if any, resulting from these matters will not have a material effect on the Company's consolidated financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS MATTERS

The following table sets forth for 1998 and 1997 the high and low price of the Company's Common Stock on the New York Stock Exchange-Composite Tape and the dividend per share paid on the Common Stock (ticker symbol is MMO):

                                                        1998                                          1997
                                                                   DIVIDEND                                        DIVIDEND
         QUARTER ENDED            HIGH            LOW               PAID            HIGH              LOW            PAID
         -------------            ----            ---               ----            ----              ---            ----
         March 31               $ 8-1/2         $ 7-1/2            $  .05          $ 9-1/8          $ 7-3/8        $  .05

         June 30                $ 8-15/16       $ 7-13/16          $  .05          $ 9              $ 7            $  .05

         September 30           $ 8-11/16       $ 7                $  .05          $ 9-3/4          $ 7-3/16       $ .05

         December 31            $ 7-1/8         $ 6-1/4            $  .05          $ 9-15/16        $ 7-11/16      $ .05


At December 31, 1998, the number of holders of record for the Company's Common Stock was 737. Under its revolving credit facility the Company is restricted as to the amount of dividends it may pay in any year, as described in the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

ITEM 6 - SELECTED FINANCIAL DATA


The selected financial data set forth below for the five years ended December 31, 1998 has been derived from the audited financial statements of the Company and its consolidated subsidiaries. Such information should be read in conjunction with the financial statements. (Dollars in thousands, except per share amounts).


                                                1998          1997             1996               1995         1994
                                                ----          ----             ----               ----         ----
SUMMARY OF OPERATIONS:

    Net Sales                                  $79,066      $107,116          $115,528          $114,991      $ 76,332
    Operating Income (Loss)                    $ 3,328      $ (4,850)(a)      $(11,220)(b)      $  1,220      $ (3,407)
    Net Income (Loss)                          $ 2,083      $ (4,202)         $ (5,498)         $    786      $ (1,463)
    Earnings (Loss) per Common Share           $   .55      $  (1.12)         $  (1.47)         $    .21      $   (.39)

BALANCE SHEET DATA:

    Working Capital                            $14,828      $ 15,308          $ 36,368          $ 38,942      $ 25,943
    Total Assets                               $88,457      $ 75,869          $102,912          $101,348      $ 78,342
    Long-term Debt                             $16,497      $  1,598          $ 18,175          $ 14,318
    Shareholders' Equity                       $42,654      $ 41,269          $ 46,579          $ 52,650      $ 52,676

OTHER DATA:

    Cash Provided by (Used in)
        Operating Activities                   $(1,041)     $  14,797         $  (4,069)       $  (6,155)     $  2,231
    Payments of Indebtedness                   $            $  20,586         $     120                       $  1,000
    Additional Indebtedness                    $14,786                        $   4,129        $  11,764
    Ending Backlog                             $49,300      $  42,200         $  60,800        $  59,600      $ 49,600
    Cash Dividend per Common Share             $   .20      $     .20         $     .20        $     .20      $    .20


(a) Includes reserves for asset impairment, closure costs and inventory write-down of $3,030 ($.81 per share, before tax) related to sale of Sidney lathe business and $1,383 ($.37 per share, before tax) related to the sale and closure of the German businesses.

(b) Includes a reserve of $7,463 ($1.99 per share, before tax) resulting from an inventory write-down at the Sidney lathe business and a gain of $2,518 ($.67 per share, before tax) related to LIFO liquidations.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1998 Compared to 1997

The Company realized net income of $2.1 million in 1998 compared to a net loss of $4.2 million in 1997. The Company's ongoing businesses generated income before tax of $3.2 million in 1998 compared to income before tax of $843,000 in 1997. Included in 1998 results is a $250,000 reserve for potential costs to be incurred in closing the Company's operations in Germany. During 1997, the Company's decision to sell its Sidney lathe business and to close or dispose of its operations in Germany resulted in a $3.0 million charge for asset impairment and a $1.4 million write-down of inventory.

Net sales were $79.1 million in 1998 compared to $107.1 million in 1997. The lower sales in 1998 were the result of the sale and closure of the German operations and the Sidney lathe business in 1997 and lower sales volume at the Company's coil processing business in 1998. The Company's ongoing businesses generated sales of $79.1 million in 1998 compared to $91.4 million in 1997. The decrease in sales at the coil-processing segment was primarily due to the segment entering 1998 with a low order backlog.

Cost of sales as a percentage of sales was 79.8% in 1998 compared to 86.0% in 1997. The improvement in gross margin percentage resulted from the sale and closure of the Company's German operations, which generated poor gross margins, and an improvement in the gross margin at the Company's coil processing segment. The improved margins for coil processing resulted from lower than expected cost of sales, primarily for raw materials. The improvement in margins for the coil processing segment were partially offset by lower gross margins at the Company's machine tool segment due to increased competition, which negatively impacted selling prices and ultimately, gross margins.

Selling, general and administrative expense decreased to $12.6 million in 1998 from $16.8 million in 1997. The selling, general and administrative expenses of ongoing businesses decreased by 3% from $13.0 million in 1997 to $12.6 million in 1998 as a result of the Company's efforts to reduce these expenses at each division.

Interest expense declined in 1998 as the Company used proceeds from the sale of the Sidney lathe business in the second half of 1997 to repay indebtedness and the Company's ongoing operations generated sufficient cash flow to maintain a lower average debt balance.

The Company's income tax provision (benefit) generally reflects the statutory rates in the jurisdiction in which the Company operated in 1998.

1997 Compared to 1996

The Company reported a net loss of $4.2 million in 1997 compared to a net loss of $5.5 million in 1996. During 1997, the Company sold the operating assets of the Sidney lathe business and decided to close or dispose of the operations of its three German businesses. These businesses had sustained operating losses during the past few years and the Company could not project an acceptable level of success in these businesses. Results in 1997 include a reserve of $3.0 million for asset impairment and other disposal costs related to these businesses, while cost of sales includes $1.4 million for the write-down of inventory at these businesses. Included in the 1996 loss is a $7.5 million write-down of inventory, a gain of $3.9 million from the sale of properties in Germany and income of $2.5 million from LIFO liquidations, each related primarily to the businesses being sold or closed. The Company's ongoing businesses realized income before tax of $843,000 in 1997 and a loss before tax of $478,000 in 1996.

Net sales were $107.1 million and $115.5 million in 1997 and 1996, respectively. The decline in 1997 sales was due to the July 1997 sale of the Sidney lathe business and lower sales from the Company's German businesses, due to the decision in 1997 to sell or close these businesses. Sales from the Company's ongoing businesses were $91.4 million in 1997 and $78.4 million in 1996. The increase in 1997 was primarily realized in the coil processing segment.

Cost of sales as a percentage of sales was 86.0% in 1997 compared to 95.3% in 1996. The percentage was higher in 1996 due to the above noted $7.5 million inventory write-down and lower margins achieved on certain coil processing lines of equipment shipped in 1996. The cost of sales percentage at the Company's ongoing businesses was 83.5% and 87.0% in 1997 and 1996, respectively, with the higher percentage in 1996 resulting from the aforementioned shipment of lower margin coil processing lines. The Company's ongoing machine tool business realized improved margins in 1997 due to a more profitable sales mix.

Selling, general and administrative expense remained relatively constant in 1997 compared to 1996. Expenses decreased in 1997 as a result of lower sales at the German businesses and the July sale of the Sidney lathe business, but this decrease was partially offset by additional selling expenses related to efforts to increase market penetration by the Company's ongoing operations.

Interest expense declined in 1997, as a significant portion of the Company's indebtedness was repaid in the second half of 1997, using proceeds from the sale of the Sidney lathe business and from collection of accounts receivable. Included in other income in 1996 was the aforementioned gain of $3.9 million from the sale of properties in Germany.

The Company's income tax provision (benefit) generally reflects the statutory rates in the jurisdictions in which the Company operated, except during 1997. A lower income tax benefit rate was recorded in 1997 as the Company is limited in the tax benefit it expects to realize from losses incurred by its German businesses.

LIQUIDITY AND CAPITAL RESOURCES

During 1998, 1997 and 1996 the Company's operating activities used $1.0 million, provided $14.8 million and used $4.1 million of cash, respectively. A major component of operating cash activity each year was from changes in the Company's working capital, which required $2.4 million in 1998, provided $14.6 million in 1997 and required $2.4 million in 1996. These working capital changes relate primarily to the timing of collection of accounts receivable and payment of accounts payable and accrued expenses. Included in 1998 operating results is $3.2 million of income earned on investments carried in the Company's overfunded pension plans, while $2.0 million of income was recognized in both 1997 and 1996. This income does not generate operating cash to the Company, as the Company's pension assets are currently held in a trust to fund the Company's obligations under its pension plans. Because of its net operating loss position for Federal income tax purposes, the Company was not required to pay Federal income taxes on its 1998 earnings nor did it receive a cash refund for the income tax benefit it recorded in 1997 and 1996. Other non-cash charges included $3.4 million recorded in 1997 in connection with a write-down of assets held for sale and a reserve for closure of certain of the Company's operations and a $7.5 million provision recorded in 1996 for a write-down of inventory at one of those operations.

The Company's capital expenditures in 1998 totaled $3.0 million, primarily related to implementation of a new company-wide business planning management information system, including the purchase of new computer hardware. In December 1998, the Company borrowed $13.5 million under its line of credit to acquire GFG

Corporation. During 1997, the sale of Sidney division assets generated $7.6 million while a German property sale provided $4.0 million in 1996. The Company used proceeds received in 1997 from the sale of Sidney division assets and collection of accounts receivable to repay $20.6 million of its bank debt.

During 1999, the Company plans to spend up to $3.4 million for capital expenditures, including $650,000 for computer and related equipment, primarily in conjunction with completion of the implementation of its management information system. The remaining amount is expected to be expended to acquire equipment to be used in the Company's manufacturing and assembly processes and for general business purposes. Included in other assets is $3.2 million related to property and facilities held for sale, which are not being used in the Company's operations. The Company anticipates that certain of these properties are likely to be sold during 1999, at values equal to or in excess of their carrying basis.

The Company has up to $27.5 million of borrowing capacity under two credit facilities, although the amount available to the Company to borrow at any time is determined based on levels of inventory and accounts receivable. The Company had borrowed $16.5 million under the facilities and $11 million was available to borrow at December 31, 1998. Under one credit facility for $25 million, the Company is required to comply with various financial covenants, including maintaining a minimum tangible net worth and certain operating performance ratios, and is limited as to the amount of dividends it may pay. At December 31, 1998, the maximum amount of retained earnings available to pay dividends was $2.2 million. In addition, the Company is required to repay any amounts outstanding under this credit facility from proceeds generated from asset sales and the pension plan reversion discussed below. The amount available under this credit facility will be reduced by an amount equal to the above noted proceeds, to an amount not less than $20 million.

The Company has approved the termination of two of its pension plans and is proceeding with the process which will ultimately result in the distribution of plan assets to participants and the Company. Presently the plans hold assets valued at approximately $34 million. In connection with the terminations, plan assets are projected to be distributed as follows: $17 million to plan participants, $4 million to be transferred to a trust to be used to pay benefits under replacement pension plans adopted on January 1, 1999, $3 million to pay excise taxes incurred because of plan termination and $10 million reverting to the Company, which will be used to reduce indebtedness. These amounts are based on present valuations and may differ from amounts paid at distribution date (expected to be in the fourth quarter of 1999) because of changes in the market value of plan assets, interest rates and actuarial valuations. The Company does not anticipate paying any statutory federal income tax on this transaction, as it expects to use its present net operating loss carryforwards to offset any regular taxable income generated by the pension asset reversion. However, the Company would be subject to payment of alternative minimum tax on the taxable gain from this transaction. The termination is subject to approval by both the Pension Benefit Guaranty Corporation and the Internal Revenue Service. Any gain or loss on pension plan termination will be recognized at the date of plan asset distribution. The Company's prepaid pension costs at December 31, 1998 consists of $13.6 million related to the two plans being terminated and $5.4 million to its ongoing plans. The Company believes that the prepaid pension cost asset will increase by $2.0 million in 1999, based on current assumptions.

The Company has a net deferred income tax asset of $3.5 million at December 31, 1998. The Company has determined that it is not necessary to provide a valuation allowance against this asset, as it expects to realize the asset through the implementation of certain tax-planning strategies and the generation of future taxable income.

BACKLOG

The Company's backlog at December 31, 1998 was $43.5 million compared to a beginning of year backlog of $40 million for its ongoing businesses. The Company recorded $85.6 million of orders during 1998, including a record $55 million recorded by its metal coil processing business. The December 1998 backlog does not include a $5.7 million backlog carried by GFG Corporation, which the Company acquired in late December 1998.

YEAR 2000 COMPLIANCE

Year 2000 issues arise because of the inability of many existing computer systems and software, which utilize a two-digit conversion for recording years, to properly recognize and process information relating to Year 2000. In early 1998, the Company began a Company-wide program to replace its internal information processing systems for reasons unrelated to Year 2000 issues. It expects to complete this program during the third quarter of 1999, which should result in its internal information processing systems being Year 2000 compliant. The cost to the Company to fully implement this new system is estimated at approximately $2.5 million. During 1998, the Company spent $1.8 million on this project. Funds for this program are expected to be available to the Company from its internal operations and, if necessary, from its line of credit. GFG Corporation, acquired by the Company in late 1998, is also in the process of replacing its information processing system. This process began in 1998 and is expected to be substantially completed during the second quarter of 1999. The Company estimates the cost of this process to be $325,000, of which $200,000 was expended in 1998. As part of a comprehensive Year 2000 compliance project, the Company is also assessing other key aspects of its operating and administrative processes which, if they would become inoperable due to Year 2000 issues, would have a material impact on the Company's ability to continue its normal operations. This program includes a plan to identify the extent to which key vendors and consultants are addressing this same issue and an assessment of the Company's products. The Company will monitor and evaluate the progress of its vendors and consultants on this matter. The Company is also reviewing its non-information technology systems to determine the extent of any changes that may be necessary and presently believes that there will be minimal changes necessary for compliance. Although the Company cannot assess the result of this evaluation until it has obtained further information, based upon the work it has performed to date, it is not presently aware of any Year 2000 issues which would have a disruptive impact on its operations or a material adverse impact upon its financial condition or results of operation.

The Company believes it is diligently addressing Year 2000 issues and that it will satisfactorily resolve any significant Year 2000 problems. The Company anticipates completing its Year 2000 projects during 1999, with major completion milestones being targeted for the first, second and third quarters. In the event the Company falls short of these milestones, additional internal resources will be focused on completing these projects or implementing contingency plans.

INFLATION AND INTEREST RATES

The Company has not been significantly affected by inflation in recent years and anticipates that it will not be significantly affected by inflation in 1999. A change in interest rates could have an impact on the Company's financial results, as the Company is presently paying a variable interest rate on its outstanding debt. However, the Company projects that a significant portion of its debt will be repaid during 1999, through use of proceeds from the sale of assets and the termination of two pension plans.

FOREIGN CURRENCY

In its present operations, the Company has limited market risk exposure to changes in foreign exchange rates, as it does not have a substantial portion of its operating assets, liabilities and cash flows in currencies other than the U.S. dollar, nor does it transact a significant portion of its business in foreign currencies. The Company's foreign operations have their local currencies as their functional currency and primarily buy and sell using that same currency. The Company's primary foreign operations, which provide less than 10% of the Company's sales, total assets and total liabilities, are located in the United Kingdom.

The Company may use foreign exchange contracts with terms of less than one year to hedge certain transactions denominated in foreign currencies. Based upon the Company's overall foreign currency exchange rate exposure at December 31, 1998, a 10% adverse change in currency rates would not materially affect the Company's financial position, results of operations or cash flows.

NEW ACCOUNTING STANDARDS

All issued accounting standards presently applicable to the Company have been adopted by the Company.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report contains various forward-looking statements which are subject to risks and uncertainties that could cause actual results to differ materially from these statements. These risks include, but are not limited to, changes in economic conditions, interest rates, price and product offering competition from domestic and foreign entities, customer purchasing patterns, labor costs, product liability issues and other legal claims and governmental regulatory issues. Words identifying forward-looking statements include "plan", "believe", "expect", "anticipate", "project", "intend", "estimate" and other expressions which are predictions or indications of future events or trends which do not relate to historical matters.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement is made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by the Company in this document and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       Index to Financial Statements                                             Page
           Report of Independent Accountants                                                     13

           Consolidated Balance Sheets - December 31, 1998 and 1997                              14-15

           Consolidated Statements of Results of Operations and
               Comprehensive Income (Loss) - for the years ended
               December 31, 1998, 1997 and 1996                                                  16

           Consolidated Statements of Shareholders' Equity -
               for the years ended December 31, 1998, 1997 and 1996                              17

           Consolidated Statements of Cash Flows - for the years ended
               December 31, 1998, 1997 and 1996                                                  18-19

           Notes to Consolidated Financial Statements                                            20-40

REPORT OF INDEPENDENT ACCOUNTANTS

February 11, 1999





To the Board of Directors and Shareholders of The Monarch Machine Tool Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of results of operations and comprehensive income
(loss), shareholders' equity and of cash flows present fairly, in all material respects, the financial position of The Monarch Machine Tool Company and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







PricewaterhouseCoopers LLP
Dayton, Ohio

THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of December 31, 1998 and 1997
(Dollars in thousands)


ASSETS                                                                                          1998                1997
                                                                                                ----                ----
         Cash                                                                                 $ 1,733              $ 5,022
         Accounts receivable, net of allowance for doubtful
             accounts of $1,413 and $1,507 in 1998 and 1997
             respectively                                                                      23,893               26,762

         Inventories                                                                           10,486               11,142

         Cost and estimated earnings in excess of billings on
              uncompleted contracts                                                            3, 275                  337

         Prepaid expenses                                                                         667                  540

         Deferred income taxes                                                                  1,874                3,102
                                                                                              -------              -------

             Current assets                                                                    41,928               46,905

         Property, plant and equipment, net                                                    11,070                8,649

         Prepaid pension cost                                                                  19,051               15,723

         Deferred income taxes                                                                  1,631                1,153

         Goodwill                                                                              10,099

         Other assets                                                                           4,678                3,439
                                                                                              -------              -------
             Total assets                                                                     $88,457              $75,869
                                                                                              =======              =======

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS

THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of December 31, 1998 and 1997
(Dollars in thousands, except per share amounts)


LIABILITIES                                                                                1998              1997
                                                                                           ----              ----
         Short-term borrowings                                                          $    500          $
         Accounts payable                                                                  8,930            10,138
         Accrued liabilities                                                              12,153            15,786
         Billings in excess of costs and estimated earnings
             on uncompleted contracts                                                      5,517             5,096
         Current portion of long-term debt                                                                     577
                                                                                        --------          --------
             Current liabilities                                                          27,100            31,597

         Postretirement benefits                                                           1,450             1,405
         Other liabilities                                                                   756
         Long-term debt, less current portion                                             16,497             1,598
                                                                                        --------          --------
             Total liabilities                                                            45,803            34,600

         Contingencies

SHAREHOLDERS' EQUITY

         Preferred stock, no par value, $1.80 cumulative convertible, $1 stated
             value; 500,000 shares authorized; 14,642 and
                 14,757 shares issued and outstanding in 1998 and 1997,
             respectively (liquidation preference of $586)                                    14                14

         Common stock, no par value, 12,000,000 shares authorized,
             3,769,427 and 3,761,967 shares issued and outstanding,
             in 1998 and 1997, respectively                                                5,815             5,741

         Unearned compensation, restricted stock                                             (37)              (77)
         Retained earnings                                                                37,042            35,739
         Accumulated other comprehensive income                                             (180)             (148)
                                                                                        --------          --------
             Total shareholders' equity                                                   42,654            41,269
                                                                                        --------          --------
             Total liabilities and shareholders' equity                                 $ 88,457          $ 75,869
                                                                                        ========          ========

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS

THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
for the years ended  December 31, 1998, 1997 and 1996
(Dollars in thousands, except per share amounts)


                                                           1998               1997             1996
                                                           ----               ----             ----
Net sales                                                $    79,066       $   107,116       $   115,528

Cost of sales                                                 63,113            92,152           110,076
Selling, general and administrative                           12,625            16,824            16,672
Impairment and other disposal costs                                              2,990
                                                         -----------       -----------       -----------
         Total costs and operating expenses                   75,738           111,966           126,748
                                                         -----------       -----------       -----------

Operating income (loss)                                        3,328            (4,850)          (11,220)

Other income (expense):
         Interest expense                                       (368)             (978)           (1,399)
         Interest income                                         161               554               334
         Other income (expense), net                              62               (31)            4,394
                                                         -----------       -----------       -----------

Income (loss) before income taxes                              3,183            (5,305)           (7,891)

Income tax provision (benefit)                                 1,100            (1,103)           (2,393)
                                                         -----------       -----------       -----------

Net income (loss)                                              2,083            (4,202)           (5,498)

Other comprehensive income (loss),
    net of tax - foreign
    currency translation
    adjustments                                                  (21)             (248)              133
                                                         -----------       -----------       -----------
Comprehensive income (loss)                              $     2,062       $    (4,450)      $    (5,365)
                                                         ===========       ===========       ===========
Earnings (loss) per common share, basic and diluted      $       .55       $     (1.12)      $     (1.47)
                                                         ===========       ===========       ===========

Average shares outstanding:
         Basic                                             3,768,480         3,757,717         3,744,967
         Diluted                                           3,768,480         3,757,717         3,744,967

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS

THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended December 31, 1998, 1997 and 1996
(Dollars in thousands, except per share amounts)


                                                                                                     Accumulated
                                                                                                        Other
                                            Preferred      Common         Unearned     Retained     Comprehensive
                                              Stock        Stock        Compensation    Earnings        Income         Total
                                              -----        -----        ------------    --------        ------         -----
Balance, December 31, 1995                     $ 14        $5,618        $             $ 46,993         $  25         $52,650

    Net (loss)                                                                           (5,498)                       (5,498)

    Cash Dividends:
        $  .20 per share - Common                                                          (749)                         (749)
        $1.80 per share - Preferred                                                         (26)                          (26)

     Translation adjustments                                                                              202             202
                                               ----        ------        -----         -------          -----         -------
Balance , December 31, 1996                      14         5,618                        40,720           227          46,579

    Net (loss)                                                                           (4,202)                       (4,202)

    Cash Dividends:
        $ .20 per share - Common                                                           (753)                         (753)
        $1.80 per share - Preferred                                                         (26)                          (26)

    Restricted Stock Awards:
        Shares granted                                        123         (123)
        Amortization                                                        46                                             46

     Translation adjustments                                                                             (375)           (375)
                                               ----        ------        -----         -------          -----         -------
Balance, December 31, 1997                       14         5,741          (77)          35,739          (148)         41,269

    Net income                                                                            2,083                         2,083

    Cash Dividends:
        $ .20 per share - Common                                                           (754)                         (754)
        $1.80 per share - Preferred                                                         (26)                          (26)

    Restricted Stock Awards:
        Shares granted                                         74          (74)

        Amortization                                                       114                                            114

     Translation adjustments                                                                              (32)            (32)
                                               ----        ------        -----         -------          -----         -------
Balance, December 31, 1998                     $ 14        $5,815        $ (37)        $37,042          $(180)        $42,654
                                               ====        ======        =====         =======          =====         =======

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS

THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
for the years ended  December 31, 1998, 1997 and 1996
(Dollars in thousands)


                                                                 1998           1997             1996
                                                                 ----           ----             ----
Cash flows from operating activities:
     Net income (loss)                                         $  2,083       $ (4,202)      $ (5,498)
     Adjustments to reconcile net income (loss)
      to net cash from operating activities:
         Depreciation and amortization                            1,181          1,565          1,955
         Prepaid pension cost                                    (3,289)        (2,014)        (2,001)
         Deferred tax provision (benefit)                         1,100           (719)        (2,400)
         Gain  on sale of fixed assets                               (9)           (79)        (3,400)
         Provision for inventory write-down                         262            751          9,690
         Loss on sale of Sidney division                                         1,507
         Impairment of assets                                                    1,914
     Changes in operating assets and liabilities
      excluding effect of acquisition in 1998 and the
      sale of the assets of the Sidney division in 1997:
         Accounts receivable                                      6,624         14,679         (9,479)
         Inventories                                              2,105         (3,162)           397
         Costs and estimated earnings in excess of
                billings on uncompleted contracts                (2,937)         2,852          4,546
         Billings in excess of costs and estimated
                earnings on uncompleted contracts                   420            427            (21)
         Other assets                                              (675)          (149)          (117)
         Accounts payable                                        (2,408)         3,281           (448)
         Accrued liabilities                                     (5,498)        (1,854)         2,707
                                                               --------       --------       --------

      Net cash provided by (used in) operating activities        (1,041)        14,797         (4,069)

Cash flows from investing activities:
      Capital expenditures                                       (3,005)          (665)        (1,101)
      Acquisition of business, net of cash acquired             (13,181)
      Proceeds from sales of fixed assets                            18            416          3,969
      Proceeds from sale of Sidney division assets                               7,167
                                                               --------       --------       --------
      Net cash provided by (used in) investing activities       (16,168)         6,918          2,868

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS

THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED) for the years ended December 31, 1998, 1997 and 1996
(Dollars in thousands)


                                                                    1998            1997           1996
                                                                    ----            ----           ----
Cash flows from financing activities:
    Dividends paid                                                    (780)          (779)          (775)
    Proceeds from (repayment of) short-term borrowings                 500         (4,586)           129
    Proceeds from long-term borrowings                              14,286                         4,000
    Repayment of long-term borrowings                                             (16,000)          (120)
                                                                  --------       --------       --------
         Net cash provided by (used in) financing activities        14,006        (21,365)         3,234

Effect of exchange rates on cash                                       (86)          (176)           199
                                                                  --------       --------       --------
Net (decrease) increase in cash                                     (3,289)           174          2,232

Cash, beginning of year                                              5,022          4,848          2,616
                                                                  --------       --------       --------
Cash, end of year                                                 $  1,733       $  5,022       $  4,848
                                                                  ========       ========       ========

Supplemental cash flow information:

         Cash paid during the year for:
              Interest expense                                    $    362       $  1,102       $  1,380
              Income taxes                                                                      $    469

         Non-cash transactions:
             Liability incurred for licensing agreement
               recorded as an intangible                          $    750

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS

THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain 1996 and 1997 amounts have been reclassified to conform to the 1998 presentation.

         The following is a summary of the significant accounting policies:

         a. PRINCIPLES OF CONSOLIDATION
            The consolidated financial statements include the accounts of The Monarch Machine Tool Company and its subsidiaries (the Company). All intercompany accounts and transactions have been eliminated.

         b. CASH AND CASH EQUIVALENTS
            Cash equivalents include those obligations which are readily convertible to cash and have a stated maturity of three months or less when purchased.

         c. PROPERTY, PLANT AND EQUIPMENT
            Property, plant and equipment are recorded at cost and depreciated principally under the straight-line method, over their estimated useful lives. Repairs which do not extend the useful life of the asset are expensed as incurred. Major renewals or renovations are capitalized. When assets are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is recognized.

         d. GOODWILL
            The excess of purchase price over the fair value of net assets of acquired businesses (goodwill) is being amortized on a straight-line basis over twenty-five years. Goodwill relates exclusively to the Company's purchase of GFG Corporation (see note 2) on December 31, 1998. The carrying value of goodwill will be reviewed periodically if the facts and circumstances suggest that it may be impaired. If the review indicates that goodwill will not be recoverable, as determined by the undiscounted cash flow method, the asset will be reduced to its estimated recoverable value.

THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)


         e. REVENUE RECOGNITION
            Revenues are recorded at the time products are shipped, except for significant long-term contracts which are recorded on the percentage-of-completion method. The percentage-of-completion method is used in the production of custom metal coil processing equipment and coating and laminating equipment. Revenue and gross profit are recognised as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Revenue and gross profit are adjusted prospectively for revisions in estimated total contract costs. Estimated losses on contracts are recorded when identified.

         f. RESEARCH AND DEVELOPMENT COSTS
            Research and development costs, which are expensed as incurred, were approximately $1,265 $1,474, and $1,415, in 1998, 1997 and 1996,
            respectively.

         g. EARNINGS PER SHARE
            Basic earnings per common share is computed by dividing net income
            (loss), after adjustment for the preferred stock dividend requirement, by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by adding the dilutive effect of common stock equivalents, such as the convertible preferred shares and any stock options outstanding, to the weighted average number of common shares outstanding.

         h. ENVIRONMENTAL REMEDIATION COSTS
            Costs incurred to investigate and remediate contaminated sites are expensed. Liabilities for these expenditures are recorded, on an undiscounted basis, when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

         i. STOCK OPTIONS
            The Company measures compensation cost for their stock option plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees.

         j. POSTRETIREMENT BENEFITS
            The Company accrues the cost of providing postretirement benefits for medical and life insurance coverage over the active service period of the employee. These benefits are funded by the Company when paid.

THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)


         k. FAIR VALUE OF FINANCIAL INSTRUMENTS
            The financial instruments of the Company and its subsidiaries consist mainly of cash, long-term investments, current and non-current accounts receivables, short-term debt, accounts payable, accrued liabilities and long-term liabilities. In view of their nature, the fair value of the financial instruments included in working capital of the Company is usually identical or close to their carrying amount. The fair value of non-current receivables and long-term liabilities also approximates their carrying value, because they bear interest at rates close to the prevailing market rates.

2.       ACQUISITION AND DISPOSAL OF BUSINESSES

         a. ACQUISITION OF GFG CORPORATION
            On December 31, 1998, the Company acquired all of the outstanding shares of common stock of GFG Corporation ("GFG") for an initial cash price of $13,497, subject to closing adjustments. The Company would be required to pay up to an additional $1,780 to the seller in February 2000 if GFG achieves certain operating profits in 1999. GFG designs and assembles roll coating, electrostatic oil application and strip processing equipment used by the metal coil processing industry.

            The acquisition of GFG is being recorded under the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The fair value of tangible assets acquired and liabilities assumed was $7.1 million and $3.7 million, respectively. The balance of the purchase price, $10.1 million, was recorded as excess of purchase price over net assets acquired (goodwill) and is being amortized over twenty-five years on a straight-line basis.

            Since the acquisition occurred on December 31, 1998, no amounts from GFG are included in the Company's results of operations in 1998. The following table reflects unaudited pro forma combined results of operations of the Company and GFG on the basis that the acquisition had taken place at the beginning of each respective period:


                                                                       1998                        1997
                                                                       ----                        ----
                  Net sales                                            $99,803                   $128,704

                  Net income (loss)                                    $ 2,074                   $ (3,393)

                  Earnings (loss) per common share
                      basic and diluted                                $   .55                   $   (.90)

THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)


            These unaudited pro forma results include certain adjustments, such as additional cost of sales as a result of a step-up in the carrying basis of inventory, additional expense related to the amortization of goodwill and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect during the periods presented, or of future results of operations of the consolidated entities.

         b. SALE OF SIDNEY DIVISION
            In 1997, the Company sold the business of the Sidney division and essentially all of its operating assets, including inventory and machinery and equipment carried at $7,641 and $1,540, respectively. The buyer paid $7,167 in cash, assumed specified liabilities of $564 and agreed to pay the remaining amount over a five year period. In March 1998, the Company agreed to certain adjustments related to various inventory valuation claims made by the buyer. As a result, the Company and buyer agreed to reduce the remaining payment due under the agreement to $250 which will be received over a two year period beginning August 2000. The Company recorded disposal costs of $391 ($.07 per share after applicable income taxes of $133) in 1997 related to this transaction, net of a $318 benefit from a pension plan curtailment. In addition, cost of sales includes charges of $1,139 ($.20 per share after applicable income taxes of $387) related to the write-down of inventory and to costs related to the settlement of claims made by the buyer.

            The following is unaudited historical information relating to the Sidney division (including the disposal costs and charges noted above and $1,500 ($.26 per share after applicable income taxes of $510) related to an impairment of a property held for sale described in Note 9):

                                                        1997              1996
                  Net sales                            $10,613          $23,848
                  Operating (loss)                      (3,302)          (9,569)


         c. DISPOSITION OF GERMAN BUSINESSES
            During 1997, the Company decided to close the operations of its three businesses located in Germany and recorded a reserve of $1,100 ($.19 per share after applicable income taxes of $374) for estimated costs related to the closure. In addition, included in cost of sales is $283 ($.05 per share after applicable income taxes of $96) related to the write-off of inventory related to these businesses. In March 1998, the Company entered into an agreement to sell a majority of the assets of one of the businesses, with the buyer also agreeing to assume certain liabilities of the business. The expected loss on the sale of these assets was included in the reserve amount recorded in 1997 noted above.

THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)


            The following is unaudited historical information, including the reserves and charges noted above, relating to all three German businesses:

                                                              1997            1996
                  Net sales                                $   5,133        $13,253
                  Operating income (loss)                     (3,550)        (1,559)


3.          ACCOUNTS RECEIVABLE

            Included in accounts receivable are $5,984 and $5,740 of amounts unbilled as of December 31, 1998 and 1997, respectively. All unbilled amounts at December 31, 1998 are expected to be billed in 1999 including $1,419 to one customer, which amount was also unbilled at December 31, 1997.


4.          INVENTORIES

            At December 31, 1998 and 1997, inventories aggregating $6,858 and $9,558, respectively, were valued at the lower of last-in, first-out
            (LIFO) cost or market, with the remaining inventories of $3,628 and $1,584, respectively, valued at the lower of first-in, first-out
            (FIFO) cost or market.

            At December 31, 1998 and 1997, inventories are as follows:


                                                                   1998         1997
                                                                   ----         ----
              Finished goods                                      $ 1,285      $ 2,729
              Work-in-process and parts inventory                  12,967       12,381
              Raw materials                                           739          320
                                                                  -------      -------
                   Total first-in, first-out (FIFO) cost           14,991       15,430

              Less allowance to adjust the carrying value of
                   inventories to LIFO basis                        4,505        4,288
                                                                  -------      -------
                                                                  $10,486      $11,142
                                                                  =======      =======

THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)


            The Company provides for potential losses from obsolete and slow-moving inventory in the period in which they are identified. The charge to earnings, before giving effect to LIFO liquidations, in 1998, 1997 and 1996 relating to obsolete and slow-moving inventory was $262, $751, and $9,690, respectively. During 1996, the Company decided to discontinue the manufacturing of certain product lines of the Sidney division, except for certain special orders and, accordingly, revalued its parts inventory relating to those product lines. As a result of this revaluation, before giving effect to LIFO liquidations, $7,463 ($1.32 per share after applicable income taxes of $2,537) is included in the 1996 reserve for obsolete and slow-moving inventory. Because of the above and because of reductions in inventory in the normal course of business, prior year LIFO inventory quantities were reduced. In 1996, this resulted in an increase in income before taxes of $2,518 ($.44 per share after applicable income taxes of $856).


5.          CONTRACTS IN PROCESS

            Amounts included in the consolidated financial statements related to uncompleted contracts are as follows:

                                       Costs and      Billings in
                                       Estimated      Excess of
                                      Earnings in     Costs and
                                        Excess        Estimated
                                      of Billings     Earnings         Total
                                      -----------     --------         -----
              December 31, 1998:
              Costs                    $  6,805       $  3,597       $ 10,402
              Estimated earnings          2,228            540          2,768
                                       --------       --------       --------
                                          9,033          4,137         13,170

              Less amounts billed        (5,758)        (9,654)       (15,412)
                                       --------       --------       --------

                                       $  3,275       $ (5,517)      $ (2,242)
                                       ========       ========       ========

              December 31, 1997:
                 Costs                 $    396       $  7,263       $  7,659
              Estimated earnings             69          1,354          1,423
                                       --------       --------       --------
                                            465          8,617          9,082

              Less amounts billed          (128)       (13,713)       (13,841)
                                       --------       --------       --------

                                       $    337       $ (5,096)      $ (4,759)
                                       ========       ========       ========

THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)


6.          INCOME TAXES

            The Company recognises deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.


            The income (loss) before income taxes reflected in the consolidated financial statements is comprised of the following:

                                   1998         1997          1996
                                   ----         ----          ----
              United States      $ 2,539       $(2,395)      $(9,695)
              Europe                 644        (2,910)        1,804
                                 -------       -------       -------
                                 $ 3,183       $(5,305)      $(7,891)
                                 =======       =======       =======

            The income tax provision (benefit) reflected in the consolidated financial statements is comprised of the following:

                                                      1998          1997           1996
                                                      ----          ----           ----
              Current:
                 Federal                            $             $             $  (110)
                 Foreign                                 16          (277)          100
                                                    -------       -------       -------
                                                         16          (277)          (10)

              Deferred - Federal                      1,825         1,856        (2,501)

              Net operating loss carryforward:
                       Federal                         (937)       (2,905)         (778)
                       Foreign                          196           223           896
                                                    -------       -------       -------
                                                       (741)       (2,682)          118
                                                    -------       -------       -------

                                                    $ 1,100       $(1,103)      $(2,393)
                                                    =======       =======       =======

THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)


            The differences between the statutory U.S. income tax rate and effective income tax rate are as follows:

                                                1998    1997     1996
                                                ----    ----     ----
              U.S. income tax rate              34 %     34%      34%
              Effect of foreign operations       1      (13)      (4)
                                                --       --       --
                                                35%      21%      30%
                                                ==       ==       ==

            The effect of the foreign operations in 1997 is primarily due to a valuation allowance provided against the deferred tax assets of the German subsidiaries.


            The components of deferred taxes included in the consolidated balance sheets are as follows:

                                                           1998            1997
                                                           ----            ----
              Deferred tax assets:
                  Accounts receivable                    $    424       $    483
                  Inventories                                 210            236
                  Intangible assets                           535            141
                  Product liability reserve                   185            204
                  Accrued vacation                            123            202
                  Environmental reserve                       442            493
                  Other liabilities and reserves              491          1,212
                  Postretirement benefits                     493            272
                  Net operating loss and tax credit
                       carryforwards                        8,966          7,913
                                                         --------       --------

                       Total deferred tax assets           11,869         11,156
                       Less valuation allowance            (1,383)        (1,243)
                                                         --------       --------
                     Deferred tax asset                    10,486          9,913

              Deferred tax liabilities:
                  Property, plant and equipment              (503)          (457)
                  Prepaid pension cost                     (6,478)        (5,201)
                                                         --------       --------

                    Deferred tax liability                 (6,981)        (5,658)
                                                         --------       --------

              Net deferred tax asset                        3,505          4,255

              Net current deferred tax asset                1,874          3,102
                                                         --------       --------

              Net non-current deferred tax asset         $  1,631       $  1,153
                                                         ========       ========

THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)


            Generally accepted accounting principles require a valuation allowance against deferred tax assets if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realised. The Company believes that a valuation allowance is not necessary, other than a valuation allowance relating to the net operating loss carryforwards of the German subsidiaries. The Company anticipates that the deferred tax assets will be realised as a result of the utilization of deferred tax liabilities, the generation of future taxable income and the existence of appreciated values over the tax basis of the Company's net assets. However, a valuation allowance against the deferred tax assets could be required if estimates of future taxable income are reduced.

            At December 31, 1998, the Company has domestic net operating loss carryforwards available to offset future taxable income. These carryforwards expire as follows:

              2007      $ 1,546
              2008        2,068
              2009        3,012
              2010          624
              2011        2,268
              2012        8,760
              2018        2,757
                        -------
                        $21,035
                        =======

            The Company also has foreign net operating loss carryforwards for its subsidiary in England and its subsidiaries in Germany of $390 and $3,073 respectively, which can be carried forward indefinitely.


7.          PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment includes the following:

                                              1998           1997
                                              ----           ----
              Land                          $    307       $    307
              Buildings                       10,995         10,975
              Machinery and equipment         17,841         15,418
                                            --------       --------
                                              29,143         26,700
              Accumulated depreciation       (18,073)       (18,051)
                                            --------       --------

                                            $ 11,070       $  8,649
                                            ========       ========

THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)


8.          BENEFIT PLANS

            Under the Company's pension plans (Plans), all domestic salaried employees are provided monthly retirement benefits based on an employee's compensation and years of service at date of retirement. In addition, bargaining hourly employees are paid monthly retirement benefits of specified amounts for each year of service. The Company annually contributes amounts to provide the Plans with sufficient assets to fund payment of the benefits based on actuarial assumptions as noted in the following tables. Minimal contributions were required in 1998, 1997 and 1996 as Plan assets exceeded projected benefit obligations. At December 31, 1998, Plan assets exceeded projected benefit obligations by $26,978. Under present tax laws, the Company's ability to realize the full value of this asset is limited. The Company approved the termination of pension plans for its salaried and non-bargaining hourly employees, effective December 31, 1998.

            In 1997, the Company realized a Plan curtailment gain of $318, as a result of the sale of the Sidney division (described in Note 2), and subsequent termination of employees covered under the plan.

            The Company also provides other postretirement and post employment benefits (OPEB") consisting of group health and life insurance coverage and salary continuation for certain retirees and other health benefits to all retirees.

            Net periodic expense (income) for pension and OPEB plans includes the following components:

                                                           1998                         1997                        1996
                                                   PENSION         OPEB        PENSION        OPEB         PENSION        OPEB
                                                   -------         ----        -------        ----         -------        ----
              Service cost                         $   628       $    75       $   636       $    26       $   455       $    24
              Interest cost                          1,481           105         1,481            88         1,380            43
              Expected return on plan assets        (3,688)                     (3,139)                     (2,852)
              Amortization of prior service
                  costs                                151             8
              Amortization of initial asset           (151)                       (329)                       (329)
              Recognized net actuarial (gain)
                  loss                              (1,629)                       (561)           (3)         (542)
                                                   -------       -------       -------       -------       -------       -------
                                                   $(3,208)      $   188       $(1,912)      $   111       $(1,888)      $    67
                                                   =======       =======       =======       =======       =======       =======

THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)


            The Plans funded status and accounting assumptions at December 31, 1998 and 1997 are as follows:


                                                                             1998                             1997
                                                                   PENSION            OPEB          PENSION           OPEB
                                                                   -------            ----          -------           ----
              Change in  benefit obligation:
                  Benefit obligation at beginning of year          $ 20,048        $  1,336        $ 21,026        $  1,254
                  Service cost                                          628              75             503              26
                  Interest cost                                       1,481             105           1,390              88
                  Amendments                                         (1,205)            168
                  Actuarial (gain) loss                                 405              66            (419)             53
                  Benefits paid                                      (1,527)           (111)         (2,452)            (85)
                                                                   --------        --------        --------        --------
              Benefit obligation at end of year                      19,830           1,639          20,048           1,336
                                                                   --------        --------        --------        --------
              Change in plan assets:
                  Fair value of plan assets at beginning
                      of year                                        44,088                          37,742
                  Actual return on plan assets                        4,248                           8,668
                  Employer contribution                                 121            (111)            216             (32)
                  Plan participant's contributions
                  Benefits paid                                      (1,527)            111          (2,452)             32
                  Expenses paid                                        (122)                            (86)
                                                                   --------        --------        --------        --------
              Fair value of plan assets, end of year                 46,808                          44,088
                                                                   --------        --------        --------        --------
              Funded Status                                          26,978          (1,639)         24,040          (1,336)
                  Unrecognized net actuarial (gain) loss             (6,450)             (4)         (8,020)             69
                  Unrecognized prior service cost                    (1,266)            193              65
                  Unrecognized initial net obligation                  (211)                           (362)
                                                                   --------        --------        --------        --------
              Prepaid (accrued) benefit cost                       $ 19,051        $ (1,450)       $ 15,723        $ (1,405)
                                                                   ========        ========        ========        ========

              Weighted-average assumptions as of December 31:
                  Discount rate                                         7.0%            6.5%           7.25%            7.0%
                  Expected return on plan assets                        6.3%                            8.5%
                  Rate of compensation increase                         4.5%              3%            4.5%              3%

THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)


            The change in the pension plan discount rate to 7.0% at December 31, 1998 from 7.25% at December 31, 1997 has resulted in an increase of $599 in the actuarial present value of projected benefit obligations at December 31, 1998. This amount will be amortized as an unrecognized net loss.

            Unrecognized gains and losses, are amortized rateably over five years. Assets in the pension plans include common stock of the Company with a fair value of $700 and $792 at December 31, 1998 and 1997, respectively.

            Under the Company's OPEB plans a 1% change in the assumed health care cost trend rates would have the following effect:

                                                                   1% Increase        1% Decrease
                                                                   -----------        -----------
              Effect on total of service and interest
                     cost components                                   $ 13              $(11)

              Effect on postretirement benefit obligation              $ 99              $(82)


            For measurement purposes a 9.5% annual rate of increase in the per capita cost of health care benefits was assumed for 1999. The rate was assumed to decrease by .5% each year until 2008 and remain at 5% each year thereafter.

            The Monarch Machine Tool Company Retirement Savings Plan (the Savings Plan) enables substantially all full-time domestic employees to participate and contribute up to 15% of their salary to the Savings Plan upon completion of six months of service. Company matching and profit-sharing contributions are determined annually by the Board of Directors. During 1998, 1997 and 1996, the Company made matching contributions of 10% and no profit-sharing contributions. Total expense was $124, $145 and $142, in 1998, 1997 and 1996 respectively.

9.          OTHER ASSETS

            Other assets consists of the following:

                                         1998        1997
                                         ----        ----
              Assets held for sale      $3,205      $2,945
              Intangible assets          1,246         252
              Notes receivable             209         195
              Other                         18          47
                                        ------      ------
                                        $4,678      $3,439
                                        ======      ======

THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)


            During the fourth quarter of 1997, the Company reviewed the recoverability of the net book value of the land and building which housed the former Sidney division, due to the sale of the business. The Company determined that the estimated fair value of the property was less than the carrying amount by $1,500 ($.26 per share after applicable income taxes of $510) and accordingly recorded an impairment loss which is included in the impairment and other disposal costs line item in the consolidated statements of results of operations. This determination was based on the estimated cash flow to be received from the lease and the estimated fair market value of the property if it were to be sold.

            During 1996, the Company realized a gain of $3,863 ($.68 per share after applicable income taxes of $1.313) from the sale of properties which were available for sale as a result of the discontinuance of a business in 1992 and the consolidation of certain of the Company's German business operations.


10.         ACCRUED LIABILITIES

            Accrued liabilities include the following:


                                                         1998         1997
                                                         ----         ----
              Accrued start-up and warranty costs      $ 3,821      $ 7,266
              Self-insurance reserves                    1,228        1,482
              Environmental reserve                      1,299        1,450
              Payroll and related                        1,670        1,238
              Customer deposits                          1,983          434
              Other                                      2,152        3,916
                                                       -------      -------
                                                       $12,153      $15,786
                                                       =======      =======

11.            DEBT

         a. SHORT-TERM BORROWING

            The Company has available a $2,500 line of credit payable on demand with interest at .5% below prime rate and a foreign guaranty/letter of credit facility for $4,800, committed through March 2000. At December 31, 1998, the Company had borrowed $500 under its line of credit at a 7.75% interest rate and had utilized $70 for bank guaranties under its foreign facility.

THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)


         b. LONG-TERM BORROWING

            The Company has a revolving credit facility of $25,000 ("Credit Facility") available through May 2001, when the Company may convert any amount outstanding into a term loan, payable in eight equal quarterly installments beginning June 2001 through March 2003. The Company may borrow at prime rate or at a premium of between .75% and 1.625% over 1 to 3 month LIBOR. The premium is 1.375% at December 31, 1998 and is adjusted quarterly based on a financial ratio. The Company's weighted average interest rate for the $16,497 borrowed under the Credit Facility at December 31, 1998 is 6.51%. A commitment fee of between .25% and .375% per annum ( based on a financial ratio) is due on the full amount of the Credit Facility.

            The amount available under the Credit Facility is restricted to an amount based on levels of inventory and accounts receivable. At December 31, 1998, the Company is able to borrow up to $25,000 under this Credit Facility. The Credit Facility requires the Company to use proceeds received from the sale of certain non-operating assets presently available for sale (see Note 9) and from the termination of two of its pension plans (see Note 8) to repay any amounts outstanding under the Credit Facility. The amount available under the Credit Facility will be reduced by an amount equal to such proceeds, to an amount not less than $20,000.

            The Credit Facility requires the Company to comply with various covenants, which include, among others, maintaining certain financial ratios and limiting the amount available for dividends, capital expenditures and acquisitions without lender approval. As of December 31, 1998, the maximum amount of retained earnings available for dividends is $2,196.

            Future payments due under the Credit Facility are as follows:


              2001      $ 6,188
              2002        8,250
              2003        2,059
                        -------
                        $16,497
                        =======


12.         ENVIRONMENTAL LIABILITY

            In September 1988, the Company and several other potentially responsible parties ("PRPs") were ordered by the Environmental Protection Agency ("EPA"), under the Federal "Superfund" legislation to perform a remedial investigation and a limited removal action to dispose of waste materials at the Rosen site, a former scrap yard in Cortland, New York. That investigation and removal action was completed in 1996 to the EPA's satisfaction.

THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)


            In 1998, a Consent Decree was entered into among the EPA, the PRPs (including the Company) and a group of ten companies ("Defendants") that the EPA considered to be potentially liable to share the costs of remediation. The Consent Decree prescribes the remediation procedures necessary to be performed at the property. Prior to implementation the Consent Decree requires approval of the U.S. Department of Justice and the U.S. District Court in New York. If the Consent Decree is approved in its present form, the Company will have limited responsibility for any future remediation or maintenance costs related to the property, provided that the EPA approved remedy is implemented and ultimately is successful. Pursuant to the terms of the Consent Decree, the Company, along with the PRPs and Defendants have joint and several responsibility to pay any additional EPA oversight costs.

            Based on information presently available, the Company believes that the $1,299 it has reserved at December 31, 1998 is adequate to provide for its share of the estimated costs for resolution of this matter. However, the Company's ultimate liability for remediation will likely be reduced if the Consent Decree is approved by the appropriate agencies. The Company anticipates continuing to review the adequacy of its present reserve and will recognize an adjustment to the reserve when appropriate.


13.         CONTINGENCIES

            The Company is self-insured for a portion of the cost of the health care benefits it provides its employees with an aggregate annual self-insured claim limit of $2,500. The Company is also self-insured for workers' compensation for those divisions located in Ohio and is liable for individual claims up to $350 per occurrence. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported.

            The Company is a defendant in various legal actions arising in the ordinary course of business, including product liability claims. The Company is responsible for all legal and settlement costs associated with product liability claims up to $100,000 for each matter and has insurance coverage for costs which exceed that amount, subject to specific and aggregate loss limitations. Included in these legal actions is a claim by one of the Company's customers related to alleged defects in equipment supplied by the Company. A trial date for litigation of this claim has been set for May 1999. The Company believes that the equipment meets all specifications prescribed in the contract and intends to vigorously defend this litigation. The Company believes that the ultimate liability, if any, resulting from these matters will not have a material effect on the Company's consolidated financial position. The significance of these matters on the Company's future operating results will depend on the Company's level of future earnings as well as the timing and the amount of the ultimate disposition of these matters above any amounts covered by insurance.

14.         CAPITAL STOCK

            The Company's preferred shares are $1.80 cumulative. Each preferred share is entitled to one vote and is convertible into four common shares.

THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)


15.         STOCK-BASED COMPENSATION PLANS

            During the three-year period ended on December 31, 1998, the Company has maintained The Monarch Machine Tool Company 1994 Employees Stock Option Plan and The Monarch Machine Tool Company 1984 Restricted Stock Bonus Plan (collectively the "Plans", and individually the "Option Plan" and "Stock Plan", respectively), which are described below.

            Under the Option Plan, the Company is authorized to issue up to 100,000 shares of Common Stock pursuant to stock options. The Company may grant incentive stock options, or nonqualified stock options. The Option Plan provides that the exercise price of the stock option may not be less than the fair market value of the Common Stock on the date of grant. All stock options granted during 1998 have terms of 10 years and are fully vested on the first anniversary of the date of grant.

            In 1997, the Company granted 75,000 non-qualified stock options to an officer. The options granted during 1997 have a term of 10 years and vest on the sixth anniversary of the date of grant, or earlier if certain stock prices are achieved.

            A summary of the status of the Company's stock options is presented below.


                                                        NUMBER OF         WEIGHTED AVERAGE
                                                         SHARES           EXERCISE PRICE
                                                         ------           --------------
              Outstanding December 31, 1995              41,800             $   11.49

                       Cancelled                           (500)            $   10.19
                                                        -------

              Outstanding December 31, 1996              41,300             $   11.50

                       Granted                           75,000             $    8.44
                       Cancelled or expired              (6,000)            $   11.95
                                                        -------

              Outstanding December 31, 1997             110,300             $    9.43

                       Granted                           69,050             $    7.71
                       Cancelled or expired             (27,666)            $    9.95
                                                        -------

              Outstanding December 31, 1998             151,684             $    8.52
                                                        ========

THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)


            The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for option grants. No compensation expense has been recognized for any stock options granted in 1998, 1997 and 1996. Had the compensation cost for the Company's stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" the related compensation expense charged to operations, on a pre-tax basis, would have been $126 in 1998, $59 in 1997, and $3 in 1996. SFAS 123 does not apply to options granted prior to 1995.

            The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted during 1998 and 1997 was $1.85 and $2.55, respectively, which was calculated using the following weighted-average assumptions..

                   ASSUMPTION                  1998         1997
                                               ----         ----
              Expected Term                   5 years     7 years
              Expected Volatility             24.3%       24.5%
              Expected Dividend Yield          2.6%        2.37%
              Risk-Free Interest Rate          5.54%       5.72%

            The following table summarizes information about stock options at December 31, 1998.

                                   OPTIONS OUTSTANDING                                           OPTIONS EXERCISABLE
                                                WEIGHTED
                             NUMBER             AVERAGE              WEIGHTED              NUMBER
         RANGE OF            OUTSTANDING        REMAINING            AVERAGE               EXERCISABLE       WEIGHTED AVERAGE
         EXERCISE PRICES     AT 12/31/98        CONTRACT LIFE        EXERCISE PRICE        AT 12/31/98       EXERCISE PRICE
         ---------------     -----------        -------------        --------------        -----------       --------------
         $7.59-$ 8.56          133,384               8.6                  $ 8.12
         $9.69-$13.94           18,300               4.0                  $11.44              18,300             $ 11.44
         --------------------------------------------------------------------------------------------------------------------
         $7.59-$13.94          151,684               8.0                  $ 8.52              18,300             $ 11.44


            Under the Stock Plan, the Company is authorized to award up to 50,000 shares of Common Stock to employees. Of the 19,179 shares reserved for award under this plan at December 31, 1998, 9,549 shares were awarded in 1999 in connection with employee incentive compensation for 1998. In addition, during 1998, 7,000 shares from the Stock Plan were awarded to an employee, which vest ratably over a 3-year period from date of award. During 1997, the Company awarded an employee 17,000 non-Stock Plan shares which vest ratably over a 2-year period from date of award. During 1998 and 1997, the Company recorded compensation expense of $178 and $46, respectively, in connection with the awarding of the above shares.

THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)


16.      FOREIGN CURRENCY

         All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at rates of exchange in effect at the close of the year, in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" (SFAS 52). SFAS 52 requires that the effects of changes in the value of the U.S. dollar, as compared to the local currency of the foreign subsidiaries, be shown as translation adjustments in Shareholders' Equity.

         Translation adjustments are as follows.

                                                                1998        1997       1996
                                                                ----        ----       ----
              Balance, beginning of year                       $(148)      $ 227       $  25
              Translation adjustment increase (decrease):
                  Net long-term assets                           (66)       (124)        (67)
                  Net current assets                              34        (251)        269
                                                               -----       -----       -----
                       Total adjustment                          (32)       (375)        202
                                                               -----       -----       -----

              Balance, end of year                             $(180)      $(148)      $ 227
                                                               =====       =====       =====


            Currency exchange losses during 1998, 1997 and 1996 were approximately $24, $456 and $293, respectively, relating primarily to the Company's German operations.

            The Company enters into forward foreign exchange contracts during the normal course of business to hedge its foreign currency exposure associated with sales contracts and purchase orders denominated in foreign currencies. Any gains and losses in connection with the contracts are included in the consolidated financial statements. There were no outstanding contracts at December 31, 1998 and 1997.

17.         BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

            The Company operates in three primary industries in which it designs and builds coil processing equipment, paper coating and laminating equipment and machining centers. These segments have been identified based on the organizational reporting structure of the Company. Each of the segments listed above report their individual operating results directly to the Chief Executive Officer of the Company. All Company products are sold by direct Company sales people and independent agents throughout the United States and the world.

            Approximately 13%, 11%, and 17%, of the Company's consolidated revenues from 1998, 1997 and 1996, respectively, were export sales from the United States primarily to Mexico, Canada, China and the Far East. Sustantially all long-lived assets are located in the United States. Intercompany and intersegment sales are priced at market but are not material. The foreign subsidiaries are located in England and Germany.

THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)


         Business segment information is presented below:

                                                                           1998                   1997                  1996
                                                                           ----                   ----                  ----
                  Sales
                      Coil processing                                   $  45,995              $ 62,221               $ 57,383
                      Paper coating and laminating                          2,595                 3,618                  3,623
                      Machining center                                     30,433                41,561                 55,328
                      Adjustments and eliminations                             43                  (284)                  (806)
                                                                        ---------              --------               --------
                                                                        $  79,066              $107,116               $115,528
                                                                        =========              ========               ========

                  Operating income (loss):
                      Coil processing                                   $   5,304              $    591               $   (789)
                      Paper coating and laminating                           (837)               (1,875)                  (902)
                      Machining center                                        727                (2,887)                (9,258)
                      Corporate  (1)                                       (1,866)                 (679)                  (271)
                                                                        ---------              --------               --------
                                                                        $   3,328              $ (4,850)              $(11,220)
                                                                        =========              ========               ========

                  Total assets:
                      Coil processing                                   $  43,153              $ 31,017               $ 40,288
                      Paper coating and laminating                          1,263                 3,271                  1,787
                      Machining center                                     19,701                22,918                 56,122
                      Corporate  (1)                                       23,340                18,663                  4,715
                                                                        ---------              --------               --------
                                                                        $  88,457              $ 75,869               $102,912
                                                                        =========              ==========             ========

                  Depreciation and amortization:
                      Coil processing                                   $     526              $    643               $    803
                      Paper coating and laminating                             35                   125                    197
                      Machining center                                        421                   797                    955
                            Corporate  (1)                                    199
                                                                        ---------              --------               --------
                                                                        $   1,181              $  1,565               $  1,955
                                                                        ==========             ========               ========

THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)


                  Cash provided by (used in) operating activities:
                      Coil processing                                   $     377          $ 6,709        $(1,581)
                      Paper coating and laminating                           (826)          (1,319)          (315)
                      Machining center                                      3,868           11,866         (2,434)
                         Corporate  (1)                                    (4,460)          (2,459)           261
                                                                        ---------          -------        -------
                                                                           (1,041)         $14,797        $(4,069)
                                                                        =========          =======        =======

                  Capital expenditures:
                      Coil processing                                   $     653          $   223        $   434
                      Paper coating and laminating                            106               69             78
                      Machining center                                        427              212            589
                      Corporate  (1)                                        1,819              161
                                                                        ---------          -------        -------
                                                                        $   3,005          $   665        $ 1,101
                                                                        =========          =======        =======


(1) The Corporate entity includes the assets of the corporate office along with the majority of the prepaid pension asset. Since the Company files a consolidated federal income tax return and the reporting segments are divisions of the Company, the Corporate entity records the consolidated tax provision and the related deferred taxes. The Corporate entity also incurs interest expense on borrowings and certain unallocated legal, accounting and shareholder relation expenses that are incurred for the benefit of all divisions.

            Geographic information which for revenues and operating income is based on the geographic locations in which the sale originated, is presented below:

                                                             1998             1997            1996
                                                             ----             ----            ----
              Sales:
                         United States                     $  72,318       $  92,374       $  97,088
                         Europe                                6,748          15,026          19,246
                         Adjustments and eliminations                           (284)           (806)
                                                           ---------       ---------       ---------
                                                           $  79,066       $ 107,116       $ 115,528
                                                           =========       =========       =========

              Operating income (loss):
                      United States                        $   4,653       $  (1,133)      $  (8,691)
                      Europe                                     541          (3,038)         (2,258)
                      Corporate                               (1,866)           (679)           (271)
                                                           ---------       ---------       ---------
                                                           $   3,328       $  (4,850)      $ (11,220)
                                                           =========       =========       =========

THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)


                                                           1998            1997            1996
                                                           ----            ----            ----
              Total assets:
                      United States                     $  83,006       $  61,751       $  88,033
                      Europe                                5,451          14,118          14,879
                                                        ---------       ---------       ---------
                                                        $  88,457       $  75,869       $ 102,912
                                                        =========       =========       =========


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Executive Officers of the Registrant

          The following are the names and ages of the Company officers, each of whom has been appointed to a one year term. Except as noted below, each person has been an officer and employee of the registrant for the last five years.

             Office                                                    Name                     Age
             ------                                                    ----                     ---
             President and Chief Executive Officer            Richard E. Clemens                 49

             Vice President and Chief Financial
             Officer                                          Karl A. Frydryk                    44

             Vice President, Operations Improvement           Patrick M. Flaherty                49

             Vice President, Human Resources                  Timothy P. Gibson                  41

             President - Stamco Division                      Frederick G. Sharp                 45

             President - Machining Center Division            Wayne W. Hanna                     45

             Treasurer                                        Robert B. Riethman                 51

             Secretary and Controller                         Leo E. Dugdale                     46

            Mr. Clemens became President and Chief Executive Officer of Monarch in March 1997. He was previously the Vice President and General Manager of the Frick Company (a subsidiary of York International), a manufacturer of compressors, heat exchangers, and process refrigeration equipment, from 1995 to 1997. Prior to working for the Frick Company, he was President and Chief Executive Officer of Clark Material Handling Company, a manufacturer of fork lift trucks, from 1994 to 1995. Before then, he was President of BMY Combat Systems, a division of Harsco Corporation, from 1992 to 1994 and held various other management positions with the division from 1985 to 1992.

            Mr. Frydryk, a CPA, became Vice President and Chief Financial Officer on January 5, 1998. He had previously been employed for over 13 years by Nord Resources Corporation, a New York Stock Exchange listed company engaged in mining and mineral and chemical processing. He held various positions with that company, including serving for over 10 years as its Vice President - Controller and Secretary.

            Mr. Flaherty became Vice President, Operations Improvement on February 16, 1998. Prior to joining the Company, he was a consultant, providing consulting services to the Company for 6 months. From 1995 to 1997 he was Vice President, Operations for the Frick Company, a subsidiary of York International, which manufactures compressors, heat exchangers and process refrigeration equipment. From 1994 to 1995 he served as Vice President, Operations and then Vice President, Business Development for Clark Equipment Handling Company, a manufacturer of fork lift trucks, and from 1994 to 1997 served in various capacities with Allied Signal, including Vice President, Airline Services from 1992 to 1994.

            Mr. Gibson became Vice President, Human Resources on March 2, 1998. From January 1995 until his employment by the Company he was Vice President, Human Resources for CTG, Inc., a distributor of computer-related equipment. Prior to then he was, for over 5 years, the Senior Director, Human Resources for US Airways Express.

            Mr. Sharp became President of the Stamco Division on February 23, 1998. He was previously Vice President, Marketing and Sales, for Fairfield Manufacturing Company, Inc., a designer and manufacturer of custom and proprietary power transmission components, from 1996 to 1998. Before then, he was Director - Combat Artillery Program, United Defense, LP (formerly BMY Combat Systems), a designer and manufacturer of combat vehicles, from 1991 to 1996.

            Mr. Hanna became President of the Machining Center Division on August 24, 1998. He was previously Executive Vice President for Strategic Sourcing Group, a consulting firm specializing in mergers and acquisitions, strategic issues and global sourcing, from 1992 to 1998. He was also President of DAB Acquisition Corporation & Tradestar Expo, Ltd., a venture capital firm and an affiliate of Strategic Sourcing Group, from 1994 to 1996.

            Mr. Dugdale, a CPA, was named Controller on June 1, 1998 and Secretary effective March 1, 1999, replacing Mr. Earl Hull, the former Secretary who retired on February 28, 1999. Mr. Dugdale was employed by Moto Photo Corporation, a NASDAQ-listed company engaged in franchising of film processing service-centers in 1998, prior to joining the Company. Until 1998, he was employed for over 10 years as assistant controller with Nord Resources Corporation, a New York Stock Exchange listed company engaged in mining and mineral processing and for 2 years served as Secretary for Nord Pacific Limited, a NASDAQ-listed company engaged in the same industry.

            Additional information required by this Item 10 is set forth on the Proxy Statement and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

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

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       List of Documents filed as part of this Report.

(1)       Financial Statements:

          See Item 8-Index to Financial Statements

(2)       Financial Statements Schedules:                                                     Page No.

          Report of Independent Accountants                                                      44

          Schedule II - Valuation and Qualifying Accounts                                        45

          Schedules other than those listed above are omitted as they are not applicable or are not required

(3)      Exhibits:  See Index of Exhibits

(b)      No reports on Form 8-K have been filed during the fourth quarter of
         1998

(c)      See Index of Exhibits for location of filed exhibits

(d) No other financial statements, other than those mentioned above, are required to be filed to comply with regulation S-X

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        THE MONARCH MACHINE TOOL COMPANY


         By:    /s/ Richard E. Clemens
                ----------------------
                RICHARD E. CLEMENS
                Director, President and Chief Executive Officer
                March 26, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of The Monarch Machine Tool Company and in the capacities and on the dates indicated:


         By: /s/ Richard E. Clemens                                    By:  /s/ Kenneth H. Hopkins
             ----------------------                                         ----------------------
             RICHARD E. CLEMENS                                             KENNETH H. HOPKINS
             Director, President and Chief Executive Officer                Director
             March 26, 1999                                                 March 26, 1999

         By: /s/ John A. Bertrand                                      By: /s/ David E. Lundeen
             --------------------                                          --------------------
             JOHN A. BERTRAND                                               DAVID E. LUNDEEN
             Director                                                       Director
             March 26, 1999                                                 March 26, 1999

         By: /s/ Gerald L. Connelly                                    By: /s/ Joseph M. Rigot
             ----------------------                                        -------------------
             GERALD L. CONNELLY                                             JOSEPH M. RIGOT
             Director                                                       Director
             March 26, 1999                                                 March 26, 1999

         By: /s/ William A. Enouen                                     By: /s/ Karl A. Frydryk
             ---------------------                                         -------------------
             WILLIAM A. ENOUEN                                              KARL A. FRYDRYK
             Director                                                       Vice President
             March 26, 1999                                                 (Principal Financial Officer)
                                                                            March 26, 1999

         By: /s/ Waldemar M. Goulet                                    By: /s/ Leo E. Dugdale III
             ----------------------                                        ----------------------
             WALDEMAR M. GOULET                                             LEO E. DUGDALE III
             Director                                                       Controller
             March 26, 1999                                                 (Principal Accounting Officer)
                                                                            March 26, 1999
         By: /s/ William R. Graber
             ---------------------
             WILLIAM R. GRABER
             Director
             March 26, 1999

REPORT OF INDEPENDENT ACCOUNTANTS

February 11, 1999




To the Board of Directors and Shareholders of The Monarch Machine Tool Company


Our report dated February 11, 1999 on our audits of the consolidated financial statements of The Monarch Machine Tool Company and Subsidiaries as of December 31, 1998 and 1997 and for the years ended December 1998, 1997 and 1996 is contained under Item 8 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




PricewaterhouseCoopers LLP
Dayton, Ohio

THE MONARCH MACHINE TOOL COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


           COL. A                                               COL. B           COL. C          COL. D             COL. E
                                                                BALANCE AT                                          BALANCE AT
                                                                BEGINNING                                           END OF
           DESCRIPTION                                          OF PERIOD        ADDITIONS       DEDUCTIONS         PERIOD
           -----------                                          ---------        ---------       ----------         ------
              Year ended December 31, 1998:
                  Allowance for doubtful trade accounts
                      receivable                                $  1,507         $    310         $   (404)         $  1,413
                  Inventory reserves                               1,031              552           (1,031)              552

                  Impairment reserve - assets held for
                      resale                                       1,500                                               1,500
                  Environmental reserve                            1,450                              (151)            1,299

                  Valuation allowance for deferred
                      tax assets                                   1,243              140               --             1,383
                                                                --------         --------         --------          --------
                      Total                                     $  6,731         $  1,002         $ (1,586)         $  6,147
                                                                ========         ========         ========          ========

              Year ended December 31, 1997:
                  Allowance for doubtful trade accounts
                      receivable                                $    469         $  1,097         $    (59)         $  1,507
                  Inventory reserves                              13,516              751          (13,236)            1,031
                  Impairment reserve - assets held
                       for sale                                                     1,500                              1,500
                  Environmental reserve                            1,500                               (50)            1,450
                  Valuation allowance for deferred
                      tax assets                                                    1,243                              1,243
                                                                --------         --------         --------          --------
                      Total                                     $ 15,485         $  4,581         $(13,345)         $  6,731
                                                                ========         ========         ========          ========

              Year ended December 1996:
                  Allowance for doubtful trade accounts
                      receivable                                $    150         $    463         $   (144)         $    469
                  Inventory reserves                               4,085            9,690             (259)           13,516
                  Environmental reserve                            1,500               50              (50)            1,500
                                                                --------         --------         --------          --------
                      Total                                     $  5,735         $ 10,203         $   (453)         $ 15,485
                                                                ========         ========         ========          ========

                                INDEX OF EXHIBITS


 Exhibit                                                                                  Footnote
 Number                      Description                                                   Number
 ------                      -----------                                                   ------
   3        Articles of Incorporation and Regulations                                       (2)

   10       Material Contracts

            10.1     1994 Employees Stock Option Plan                                       (3)

            10.2     Letter Agreement, dated February 13, 1997, between The
                     Monarch Machine Tool Company and Richard E. Clemens                    (3)

            10.3     Amended and Restated Credit Agreement dated as of May 29,
                     1998 by and among the Company, NBD Bank, Star Bank, N.A.
                     and NBD Bank, as agent                                                 (1)

            10.4     Asset Purchase Agreement by and between Monarch Lathes,
                     L.P. and the Company, dated July 16, 1997                              (4)

            10.5     First Amendment to Amended and Restated Credit Agreement
                     dated as of December 29, 1998                                          (5)

            10.6     Letter agreement, dated November 3, 1998 between the Monarch
                     Machine Tool Company and Richard E. Clemens                            (1)

            10.7     Letter agreement, dated November 3, 1998 between the Monarch
                     Machine Tool Company and Karl A. Frydryk                               (1)

   21       Subsidiaries of the Registrant                                                  (1)

   23       Consent of Independent Accountants                                              (1)

   27       Financial Data Schedules                                                        (1)

                                INDEX OF EXHIBITS


         Footnote
         Number                     Description
         ------                     -----------
           (1)          Indicates Exhibit is being filed with this report

           (2) Incorporated by reference to the Exhibits with the same number filed with the Company's Form 10-K for the year ended December 31, 1980

           (3) Incorporated by reference to the Exhibits with the same number filed with the Company's Form 10-K for the year ended December 31, 1996

           (4) Incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K dated August 13, 1997

           (5) Incorporated by reference to Exhibit 1.1 filed with the Company's Form 8-K dated January 14, 1999