Form 10-Q
period 1999-03-31
MONARCH MACHINE TOOL CO
filed 1999-05-17
CIK 67532

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended 31 March 1999
                      -------------
                                       or

            ( ) TRANSITION REPORT PURSUANT OT SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 1 - 1997
                    --------

                        THE MONARCH MACHINE TOOL COMPANY
                        --------------------------------
             (Exact name of registrant as specified in its charter)

 Ohio                                                            34-43407810
---------------------------                                      -----------
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


                                     N.A.
             -------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)



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


The number of common shares outstanding as of May 5, 1999 was 3,782,817.

              THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES

                               INDEX TO FORM 10-Q



                                                                          PAGE
                                                                         NUMBER
                                                                         ------





PART 1.  FINANCIAL INFORMATION:

         ITEM 1. - Condensed Financial Statements:

           Balance Sheets - 31 March 1999 and 31 December 1998             2


           Statements of Operations and Comprehensive Income -
           Quarter ended 31 March 1999 and 1998                            3


           Statements of Cash Flow - Quarter ended 31 March 1999
                   and 1998                                                4

           Notes to Condensed Financial Statements                         5-7


         ITEM 2. - Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                              8-9

         ITEM 3. - Quantitative and Qualitative Disclosure
                   About Market Risk (inapplicable)                        10


PART II. OTHER INFORMATION:

         ITEM 1.   Legal Proceedings                                       10

         ITEM 2.   Changes in Securities                                   10

         ITEM 3-4. Inapplicable                                            10

         ITEM 5.   Other Information                                       10-11

         ITEM 6.   Exhibits and Reports on Form 8-K                        11

PART 1 - FINANCIAL INFORMATION

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                             31 March   31 December
                                                               1999         1998
                                                               ----         ----
                                                           (Unaudited)

CURRENT ASSETS:
    Cash                                                     $  2,514    $  1,733
    Accounts receivable                                        21,945      23,893
    Costs and estimated earnings in excess of
        billings on uncompleted contracts                       5,828       3,275
    Inventories                                                 9,323      10,486
    Prepaid expenses                                              661         667
    Deferred income taxes                                       1,933       1,874
                                                             --------    --------

         Current assets                                        42,204      41,928


PROPERTY, PLANT & EQUIPMENT - NET                              10,778      11,070
PREPAID PENSION COSTS                                          19,391      19,051
DEFERRED INCOME TAXES                                           1,242       1,631
GOODWILL                                                        9,658      10,099
OTHER ASSETS                                                    4,711       4,678
                                                             --------    --------

                                                             $ 87,984    $ 88,457
                                                             ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Short-term borrowings                                    $           $    500
    Accounts payable                                            6,265       8,930
    Accrued liabilities                                        10,317      12,153
    Billings in excess of costs and estimated
        earnings on uncompleted contracts                       9,764       5,517
                                                             --------    --------

         Current liabilities                                   26,346      27,100

POSTRETIREMENT BENEFITS                                         1,376       1,450
LONG-TERM DEBT                                                 16,497      16,497
OTHER LONG-TERM LIABILITIES                                       734         756

SHAREHOLDERS' EQUITY:
    Preferred stock                                                14          14
    Common stock                                                5,880       5,815
    Unearned compensation, restricted stock                       (29)        (37)
    Retained earnings                                          37,435      37,042
    Accumulated other comprehensive income                       (269)       (180)
                                                             --------    --------
                                                               43,031      42,654
                                                             --------    --------

                                                             $ 87,984    $ 88,457
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

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
           CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                          Quarter Ended 31 March
                                          ----------------------
                                            1999         1998
                                            ----         ----

Net sales                                 $ 23,009    $ 23,064

Operating costs and expenses:
    Cost of sales                           18,296      18,933
    Selling, general and administrative      4,681       3,195
                                          --------    --------

Operating earnings                              32         936

Other income (expense):
    Interest expense                          (328)        (89)
    Interest income                             38          57
    Other income (expense), net              1,175         (69)
                                          --------    --------

Income before income taxes                     917         835

Income tax provision                           329         255
                                          --------    --------

Net income                                     588         580

Other comprehensive income,
    net of tax - foreign
    currency translation
    adjustments                                (59)        (16)
                                          --------    --------

Comprehensive income                      $    529    $    564
                                          ========    ========


Average common shares outstanding            3,776       3,766
                                          ========    ========

Net income per common share,              $    .15    $    .15
                                          ========    ========
    basic and diluted

Dividends per share:
     Preferred                            $    .45    $    .45
     Common                               $    .05    $    .05



   The accompanying notes are an integral part of the consolidated financial statements.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               Quarter Ended 31 March
                                                               ----------------------
                                                                  1999       1998
                                                                  ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                  $   588    $   580
    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
        Depreciation and amortization                               586        240
        Pension income                                             (323)      (882)
        Gain on sale of fixed assets                                 (6)
        Deferred tax provision                                      329        255
        Changes in operating assets and liabilities:
           Accounts receivable                                    1,947     (1,421)
           Inventories                                            1,163      1,310
           Accounts payable                                      (2,692)    (3,589)
           Accrued liabilities                                   (1,904)      (993)
           Billings in excess of costs and estimated earnings
             on uncompleted contracts                             1,694     (2,008)
                                                                -------    -------


    Net cash provided by (used in) operating activities           1,382     (6,508)


CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of fixed assets                               13
    Capital expenditures                                           (168)      (111)
    Increase (decrease) in other assets                             270        311
                                                                -------    -------

    Net cash provided by (used in) investing activities             115        200

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends                                                      (195)      (195)
    Issuance of common stock                                         65
    Repayments of short-term borrowings                            (500)
    Proceeds from long-term borrowings                            1,000      5,000
    Repayments of long-term borrowings                           (1,000)        (4)
                                                                -------    -------

     Net cash provided by (used in) financing activities           (630)     4,801

EFFECT OF EXCHANGE RATES ON CASH                                    (86)        (9)
                                                                -------    -------

INCREASE (DECREASE) IN CASH                                         781     (1,516)

CASH - BEGINNING OF PERIOD                                        1,733      5,022
                                                                -------    -------

CASH - END OF PERIOD                                            $ 2,514    $ 3,506
                                                                =======    =======



        The accompanying notes are an integral part of the consolidated financial statements

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      QUARTER ENDED 31 MARCH 1999 AND 1998


1.       FINANCIAL STATEMENTS
         --------------------

         The balance sheet at 31 December 1998 presents condensed financial information taken from the audited financial statements. The interim financial statements are unaudited. In the first quarter of 1999 the Company recorded an accrual for $350,000 as the estimated cost to settle litigation. The Company has also recognized $1.1 million of other income as a result of the reduction of amounts previously accrued for an environmental liability. In the opinion of management, all other adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position and results of operations for the interim periods presented, have been made. The results shown for the first quarter of 1999 are not necessarily indicative of the results that may be expected for the entire year.

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 31 December 1998 annual report to shareholders.

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

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      QUARTER ENDED 31 MARCH 1999 AND 1998


3.       INVENTORIES
         -----------

         The Company's inventories consist of the following balances (in thousands):

                                                       31 March            31 December
                                                         1999                 1998
                                                         ----                 ----

         Finished goods                                $  2,285            $  1,285
         Work-in process and parts                       10,519              12,967
         Raw materials                                    1,024                 739
         Less LIFO reserve                               (4,505)             (4,505)
                                                       --------            --------
         Net inventories                               $  9,323            $ 10,486
                                                       ========            ========


4.       INDEBTEDNESS
         ------------

         The Company has borrowed $16,497,000 under its $25,000,000 revolving credit facility at a weighted average interest rate of 6.0%. The Company also has a $2.5 million line of credit available at .5% below prime rate, which was unused as of March 31, 1999.

5.       SEGMENTS
         --------

         The Company operates in two primary reportable segments, coil processing and machining centers. Business segment information is as follows (in thousands):


                                         Quarter Ended 31 March
                                         ----------------------

                                            1999        1998
                                            ----        ----
         Sales:
              Coil Processing             $ 18,555    $ 13,525
              Machining Centers              4,651       9,301
              All other                        833         242
              Segment eliminations          (1,030)         (4)
                                          --------    --------
              Total                       $ 23,009    $ 23,064
                                          ========    ========

         Operating Earnings:
              Coil Processing             $  1,289    $  1,117
              Machining Centers               (342)        462
              All other                       (104)       (221)
              Corporate and eliminating       (811)       (422)
                                          --------    --------
              Total                       $     32    $    936
                                          ========    ========


Included in the coil processing segment results for the quarter ended March 31, 1999 were sales of $5,038,000 and operating earnings of $268,000 from GFG Corporation which was acquired by the Company on December 31, 1998.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      QUARTER ENDED 31 MARCH 1999 AND 1998


6.       ACQUISITION OF GFG CORPORATION
         ------------------------------

         In April 1999, the Company received $525,000 from the seller of GFG Corporation ("GFG") as an adjustment to the purchase price related to the net worth of GFG at acquisition date. This amount has been recorded as an accounts receivable at March 31, 1999, with a corresponding decrease in the goodwill recorded as a result of the purchase. The Company could pay up to an additional $1,780,000 of purchase price in 2000 if GFG attains a certain level of earnings in 1999.

7.       ENVIRONMENTAL LIABILITY
         -----------------------

         As discussed in the Company's 1998 10K filing, in 1998, a Consent Decree was entered into among the EPA, several other potentially responsible parties ("PRP's") and a group of ten other companies ("Defendants") related to the costs of remediation of the Rosen Site, a former scrap yard in Cortland, New York. During April 1999, the Consent Decree was approved by the Department of Justice and is in the process of being formally approved by the U.S. District Court in New York. Based on the fact that this Consent Decree substantially reduced the Company's future liability for this matter, the accrual recorded at December 31, 1998 was reduced by $1,100,000. The reduction in the accrual is recorded in other income, net. The Company believes that the remaining amount accrued of $200,000, is adequate to cover its share of costs which may be incurred in this matter.

8.       SUBSEQUENT EVENT
         ----------------

         In May, 1999 the Company entered into an agreement to purchase Herr-Voss Industries, Inc. ("Herr-Voss") from private investors for approximately $55 million in cash, 500,000 shares of common stock, and assumption of approximately $19 million in indebtedness. Herr-Voss designs and manufactures coil processing lines, leveling rolls and components and provides a full range of roll reconditioning to the flat rolled metals industry. Herr-Voss reported revenues of $81 million for fiscal year ended March 31, 1999.

         Completion of the transaction is subject to regulatory clearance under the Hart Scott Rodino Act and the Company completing financing for the purchase. The Company is involved in discussions with potential lenders to obtain financing for this transaction, although it has no assurance that adequate financing would be available with acceptable terms. If the Company is not able to obtain the necessary financing commitments by May 31, 1999, or later under certain circumstances, the seller can terminate the transaction and require the Company to pay a $250,000 termination fee.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                      QUARTER ENDED 31 MARCH 1999 AND 1998


         RESULTS OF OPERATIONS
         ---------------------

         Net earnings for the first quarter of this year were $588,000 or $.15 per share (basic and diluted) compared to net earnings of $580,000 or $.15 per share (basic and diluted) in the first quarter of 1998. During the first quarter of 1999, the Company recorded $1.1 million of other income as a result of a reversal of a previous accrual for an environmental liability. The Company also recorded $350,000 of expense related to settlement of litigation at its coil processing segment. Excluding the aforementioned items, the 1999 net earnings were affected by higher depreciation as a result of fixed asset additions, including the new ERP system, higher interest expense due to increased borrowing related to the GFG acquisition, and lower pension income in 1999 due to the Company's 1998 decision to terminate two of its pension plans and related changes in projected investment returns and the cost of replacement plans. A discussion of results of operations on a segment basis follows.

         Coil Processing
         ---------------

         Sales increased to $18.6 million in the first quarter of 1999 compared to $13.5 million for the first quarter of 1998 with the addition of $5 million of sales from GFG, which was acquired on December 31, 1998. Cost of sales as a percentage of sales has improved to 78.8% in the first quarter of 1999 from 80.6% in the first quarter of 1998 as the addition of GFG and improvements in the gross margins on orders received in late 1998 have positively affected the cost of sales percentage.

         Operating earnings improved to $1.3 million in the first quarter of 1999 compared to $1.1 million in the first quarter of 1998 as a result of the increase in sales and the addition of GFG which has historically been profitable. This segment was negatively impacted by the recording of $350,000 in expense related to settlement of litigation. Positively impacting operating earnings was the addition of GFG which contributed $268,000 of operating earnings in the first quarter of 1999.

         Orders received during the first quarter of 1999 totaled $13.0 million, including $8.6 million from by GFG, compared to $11.2 million for the same period in 1998. Backlog at March 31, 1999 was $37.5 million, including $9.3 million for GFG, compared to $26.7 million at March 31, 1998.

         Machining Centers
         -----------------

         Sales declined to $4.7 million in the first quarter of 1999 compared to $9.3 million in the first quarter of 1998 as a slow-down in domestic capital goods orders and continued selling pressures from foreign, particularly Asian, competitors negatively affected sales volume and selling prices for this segment. Cost of sales as a percentage of sales was 86.3% in the first quarter of 1999 compared to 84.5% in the first quarter of 1998 due in part to fixed production costs being applied to the lower sales volume in 1999. This segment took steps to control manufacturing costs and to reduce labor force in late 1998 in anticipation of the lower sales volume.

         As a result of the lower sales volume and lower margins, this segment reported an operating loss of $342,000 in the first quarter of 1999 compared to operating earnings of $462,000 for the same period in 1998.

         Orders received during the first quarter of 1999 totaled $3.1 million compared to $7.4 million during the same period last year. The reduction in the level of orders booked was primarily due to foreign competition and lower demand for this segments products. Backlog at the end of the first quarter of this year was $2.9 million compared to $9.6 million at 31 March 1998.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                      QUARTER ENDED 31 MARCH 1999 AND 1998


         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         During the first quarter of 1999, the Company's operating activities provided $1.4 million of cash, which was used to reduce accounts payable ($2.7 million) and accrued liabilities ($1.9 million). In addition, advance payments from customers net of costs incurred and estimated earnings on contracts in process, decreases in accounts receivable and decreases in inventory provided $1.7 million, $1.9 million, and $1.2 million in cash, respectively. The cash provided from operations was used to repay short term debt, pay dividends and for capital expenditures. The cash provided during the first quarter of 1999 was primarily due to the Company's ability to collect advance payments from customers of its coil processing operation as a result of new orders received in the last half of 1998. The Company forecasts that its operating activities will provide cash during the remainder of 1998.

         In May 1999 the Company entered into an agreement to purchase a company from private investors for approximately $55 million in cash, 500,000 shares of common stock and the assumption of approximately $19 million of indebtedness. The acquisition is anticipated to be completed by June 30, 1999. In addition to the amount borrowed under Company's existing $25 million dollar revolver, additional financing would be required to pay the acquisition purchase price and to repay the assumed indebtedness. The Company is involved in discussions with potential lenders to obtain financing for this transaction, although it has no assurance that adequate financing would be available with acceptable terms. If the Company is not able to obtain the necessary financing commitments by May 31, 1999, or later under certain circumstances, the seller can terminate the transaction and require the Company to pay a $250,000 termination fee.

         YEAR 2000
         ---------

         Year 2000 issues arise because of the inability of many existing computer systems and software, which utilize a two-digit conversion for recording years, to properly recognize and process information relating to Year 2000. In early 1998, the Company began a Company-wide program to replace its internal information processing systems for reasons unrelated to Year 2000 issues. It expects to complete this program during the third quarter of 1999, which should result in its internal information processing systems being Year 2000 compliant. The cost to the Company to fully implement this new system is estimated at approximately $2.5 million. During 1998, the Company spent $1.8 million on this project. Funds for this program are expected to be available to the Company from its internal operations and, if necessary, from its line of credit. GFC Corporation, acquired by the Company in late 1998, is also in the process of replacing its information processing system. This process began in 1998 and is expected to be substantially completed during the second quarter of 1999. The Company estimates the cost of this process to be $325,000, of which $200,000 was expended in 1998. As part of a comprehensive Year 2000 compliance project, the Company is also assessing other key aspects of its operating and administrative processes which, if they would become inoperable due to Year 2000 issues, would have a material impact on the Company's ability to continue its normal operations. This program includes a plan to identify the extent to which key vendors and consultants are addressing this same issue and an assessment of the Company's products. The Company will monitor and evaluate the progress of its vendors and consultants on this matter. The Company is also reviewing its non-information technology systems to determine the extent of any changes that may be necessary and presently believes that there will be minimal changes necessary for compliance. Although the Company cannot assess the result of this evaluation until it has obtained further information, based upon the work it has performed to date, it is not presently aware of any Year 2000 issues which would have a disruptive impact on its operations or a material adverse impact upon its financial condition or results of operation. The Company believes it is diligently addressing Year 2000 issues and that it will satisfactorily resolve any significant Year 2000 problems. The Company anticipates completing its Year 2000 projects during 1999, with major completion milestones being targeted for the second and third quarters. In the event the Company falls short of these milestones, additional internal resources will be focused on completing these projects or implementing contingency plans.

         FORWARD LOOKING STATEMENTS
         --------------------------

         In addition to historical information, this document contains various forward-looking statements which are subject to risks and uncertainties that could cause actual results to differ materially from these statements. These risks include, but are not limited to, changes in economic conditions, interest rates, price and product offering competition from domestic and foreign entities, customer purchasing patterns, labor costs, product liability issues and other legal claims and governmental regulatory issues. Words identifying forward-looking statements include "plan", "believe", "expect", "anticipate", "project", "intend", "estimate" and other expressions which are predictions or indications of future events or trends which do not relate to historical matters.

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

PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

         As discussed in the Company's 1998 10K filing, in 1998, a Consent Decree was entered into among the EPA, several other potentially responsible parties ("PRP's") and a group of ten other companies ("Defendants") related to the costs of remediation of the Rosen Site, a former scrap yard in Cortland, New York. During April 1999, the Consent Decree was approved by the Department of Justice and is in the process of being formally approved by the U.S. District Court in New York. Based on the fact that this Consent Decree substantially reduced the Company's future liability for this matter, the accrual recorded at December 31, 1998 was reduced by $1,100,000. The reduction in the accrual is recorded in other income, net. The Company believes that the remaining amount accrued of $200,000, is adequate to cover its share of costs which may be incurred in this matter.


Item 2 - Changes in Securities

         (a)  Inapplicable

         (b)   Inapplicable

         (c) On February 12, 1999 the Company issued 9,966 shares of restricted stock to certain officers in the Company under its 1998 management incentive program. The shares were issued in reliance on the exemption from registration under the Securities Act of 1933 contained at Section 4 (2) of such Act.


Item 3-4 - Inapplicable


Item 5 - Other Information

         On May 14, 1999 the Company issued the following press release.

         "The Monarch Machine Tool Company (NYSE:MMO) announced today that it has entered into an agreement to purchase Herr-Voss Industries, Inc. from a group of investors led by Three Cities Research, Inc. for approximately $55 million in cash, 500,000 Monarch common shares, and assumption of approximately $19 million in indebtedness.

         Herr-Voss designs and manufactures coil processing lines, leveling rolls and components, and also provides a full range of roll reconditioning services to the flat rolled metals industry. Headquartered in Callery, PA, Herr-Voss has six domestic manufacturing locations and operations in the United Kingdom and Japan. Revenues for its fiscal year ended March 31, 1999 were approximately $81 million.

         Richard E. Clemens, President & CEO of Monarch, notes "The breadth of capabilities offered by Herr-Voss, Stamco, and recently acquired GFG Corporation, positions Monarch as a market leader in the coil processing industry. Our focus has been to expand the Company's coil processing operations while building a customer driven after-market service organization. We will now have the unique capability to provide total systems and services to our customers. Herr-Voss, Stamco and GFG will each continue to serve their long standing customers throughout the industry while combining their expertise where appropriate to benefit customers worldwide."

PART II - OTHER INFORMATION



         Monarch expects the acquisition to be completed by the end of June 1999. Completion of the transaction is subject to regulatory clearance under the Hart Scott Rodino Act and Monarch concluding acceptable financing for the purchase."



Item 6 - Exhibits and Reports on Form 8-K

         (a) Inapplicable

         (b) On January 14, 1999 the Company filed an 8-K in conjunction with its acquisition of GFG Corporation. On March 17, 1999 the Company filed an 8-KA in which it provided financial statements and exhibits and proforma financial information related to its acquisition of GFG Corporation.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     THE MONARCH MACHINE TOOL COMPANY
                                     (Registrant)



         DATE: 17 May 1999           By /s/Karl A. Frydryk
             ---------------            ----------------------------------------
                                        Karl A. Frydryk
                                        Vice President & Chief Financial Officer
                                        (principal financial officer)