Form 10-Q
period 1999-06-30
MONARCH MACHINE TOOL CO
filed 1999-08-16
CIK 67532

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1999
                      -------------
                                       or

             ( ) TRANSITION REPORT PURSUANT OT SECTION 13 OR 15 (d) OF
                       THE SECRUITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ---------

Commission File No. 1 - 1997
                    --------

                        THE MONARCH MACHINE TOOL COMPANY
                        --------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                              34-43407810
---------------------------------                            -------------------
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

                                      N. A.
 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



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


The number of common shares outstanding as of July 29, 1999 was 4,282,817.

               THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES

                               INDEX TO FORM 10-Q



                                                                           PAGE
                                                                          NUMBER
                                                                          ------


PART 1.  FINANCIAL INFORMATION:

         ITEM 1. - Condensed Financial Statements:

           Balance Sheets - June 30, 1999 and December 31, 1998             2


           Statements of Operations and Comprehensive Income -
           Quarter and Two Quarters ended June 30, 1999 and 1998            3


           Statements of Cash Flow - Two Quarters                           4
           ended June 30, 1999 and 1998

           Notes to Condensed Financial Statements                          5-8


         ITEM 2. - Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                               9-11

         ITEM 3. - Quantitative and Qualitative Disclosure
                   About Market Risk (inapplicable)                         11


PART II. OTHER INFORMATION:

         ITEM 1.  Legal Proceedings                                         12

         ITEM 2.  Changes in Securities                                     12

         ITEM 3   Inapplicable                                              12

         ITEM 4.  Submission of Matters to a vote of
                  Security Holders                                          12

         ITEM 5.  Inapplicable                                              12

         ITEM 6.  Exhibits and Reports on Form 8-K                          13

PART 1 - FINANCIAL INFORMATION

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                                   June 30              December 31
                                                                    1999                   1998
                                                                 -----------            -----------
                                                                 (Unaudited)

CURRENT ASSETS:
    Cash                                                         $    8,804             $  1,733
    Accounts receivable                                              27,970               23,893
    Costs and estimated earnings in excess of
        billings on uncompleted contracts                             6,642                3,275
    Refundable income taxes                                           1,541
    Inventories                                                      20,038               10,486
    Prepaid and other expenses                                        1,754                  667
    Deferred income taxes                                             3,465                1,874
                                                                 -----------            -----------

         Current assets                                              70,214               41,928


PROPERTY, PLANT & EQUIPMENT - NET                                    32,623               11,070
INVESTMENT IN JOINT VENTURES                                          1,541
PREPAID PENSION COSTS                                                19,714               19,051
DEFERRED INCOME TAXES                                                 1,160                1,631
GOODWILL                                                             67,437               10,099
OTHER ASSETS                                                          7,636                4,678
                                                                 -----------            -----------
                                                                 $  200,325             $ 88,457
                                                                 ===========            ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
    Short-term borrowings                                        $                      $    500
    Current portion of long-term debt                                 4,200
    Accounts payable                                                 16,332                8,930
    Accrued liabilities                                              19,071               12,153
    Billings in excess of costs and estimated
        current earnings on uncompleted contracts                    11,958                5,517
                                                                 -----------            -----------
         Current liabilities                                         51,561               27,100

POSTRETIREMENT BENEFITS                                               3,784                1,450
LONG-TERM DEBT                                                       97,349               16,497
OTHER LONG-TERM LIABILITIES                                             714                  756

SHAREHOLDERS' EQUITY:
    Preferred stock                                                      14                   14
    Common stock                                                      9,495                5,815
    Unearned compensation, restricted stock                             (51)                 (37)
    Retained earnings                                                37,859               37,042
    Accumulated other comprehensive income                             (400)                (180)
                                                                 -----------            -----------
                                                                     46,917               42,654
                                                                 -----------            -----------

                                                                 $  200,325             $ 88,457
                                                                 ==========             ===========

The accompanying notes are an integral part of the consolidated financial statements.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
           CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                            Two Quarters Ended June 30          Quarter Ended June 30
                                            --------------------------          ---------------------
                                              1999              1998             1999           1998
                                            -------            -------          -------        -------
Net sales                                   $48,633            $42,259          $25,604        $19,194

Operating costs and expenses:
    Cost of sales                            38,142             33,853           19,832         14,918
    Selling, general and administrative       9,376              6,497            4,692          3,303
                                            -------            -------          -------        -------

Operating income                              1,115              1,909            1,080            973

Other income (expense):
    Interest expense, net                      (630)              (180)            (301)           (91)
    Interest income                              80                113               42             56
    Other income (expense)                    1,327               (115)             154            (46)
                                            -------            -------          -------        -------

Income  before income taxes                   1,892              1,727              975            892

Income tax provision                            681                565              352            310
                                            -------            -------          -------        -------

Net income                                    1,211              1,162              623            582

Other comprehensive income,
    net of tax - foreign
    currency translation
    adjustments                                (145)                52              (86)            36
                                            -------            -------          -------        -------

Comprehensive income                        $ 1,066            $ 1,214          $   537        $   618
                                            =======            =======          =======        =======

Average common shares outstanding:
    Basic                                     3,781              3,769            3,787          3,769
                                            =======            =======          =======        =======

    Diluted                                   3,794              3,769            3,809          3,769
                                            =======            =======          =======        =======

Net income per common share,
    basic and diluted                       $   .32            $   .31          $   .16        $   .15
                                            =======            =======          =======        =======

Dividends per share:
     Preferred                              $   .90            $   .90          $   .45        $   .45
     Common                                 $   .10            $   .10          $   .05        $   .05



The accompanying notes are an integral part of the consolidated financial statements.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                               Two Quarters Ended June 30
                                                                               --------------------------
                                                                                 1999              1998
                                                                               --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                 $  1,211          $  1,162
    Adjustments to reconcile net income to net
        cash provided by (used in)
        operating activities:
            Depreciation and amortization                                         1,162               478
            Pension income                                                         (645)           (1,646)
            Deferred tax provision (benefit)                                        681               599
            Gain on sale of assets                                                  (24)

    Changes in operating assets and liabilities
        excluding effect of acquisition in 1999:
             Accounts receivable                                                  3,415             1,841
             Inventories                                                         (1,103)              374
             Other assets                                                          (457)
             Cost and estimated earnings in excess of
                billings on uncompleted contracts                                (1,355)
             Billings in excess of costs and estimated earnings
                on uncompleted contracts                                         (1,382)           (1,660)
             Accounts payable                                                    (1,479)           (3,385)
             Accrued liabilities                                                  1,223            (3,078)
                                                                               --------          --------
    Net cash provided by (used in) operating activities                           1,247            (5,315)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                         (1,012)             (806)
    Acquisition of business, net of cash acquired                               (73,402)
    Proceeds from sale of fixed assets                                               36
    (Increase) decrease in other assets                                            (645)              443
                                                                               --------          --------
    Net cash provided by (used in) investing activities                         (75,023)             (363)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                                                 (391)             (390)
    Stock activity                                                                   64
    Debt acquisition costs                                                       (2,275)
    Repayments of short-term borrowings                                            (500)
    Proceeds from long-term borrowings                                          101,709             4,960
    Repayments of long-term borrowings                                          (17,545)           (3,000)
                                                                               --------          --------
    Net cash provided by (used in) financing activities                          81,062             1,570

EFFECT OF EXCHANGE RATES ON CASH                                                   (215)              (28)
                                                                               --------          --------
INCREASE (DECREASE) IN CASH                                                       7,071            (4,136)
CASH - BEGINNING OF PERIOD                                                        1,733             5,022
                                                                               --------          --------
CASH - END OF PERIOD                                                           $  8,804          $    866
                                                                               ========          ========


The accompanying notes are an integral part of the consolidated financial statements

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    TWO QUARTERS ENDED JUNE 30, 1999 AND 1998
         (all amounts in thousands except shares and per share amounts)


1.       FINANCIAL STATEMENTS
         --------------------

         The balance sheet at December 31, 1998 presents condensed financial information taken from the audited financial statements. The interim financial statements are unaudited. In the first quarter of 1999 the Company recorded an accrual for $350 as the estimated cost to settle litigation and has also recognized $1,100 of other income as a result of the reduction of amounts previously accrued for an environmental liability. In the opinion of management, all other adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position and results of operations for the interim periods presented, have been made. The results shown for the first two quarters of 1999 are not necessarily indicative of the results that may be expected for the entire year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 annual report to shareholders.

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


3.       INVENTORIES
         -----------

         The Company's inventories consist of the following balances:

                                                June 30       December 31
                                                 1999            1998
                                               -------          --------
         Finished goods                        $ 2,858          $  1,285
         Work-in process and parts              14,850            12,967
         Raw materials                           6,826               739
         Less LIFO reserve                      (4,496)           (4,505)
                                               -------          --------
         Net inventories                       $20,038          $ 10,486
                                               =======          ========

4.       LONG-TERM DEBT
         --------------

         The Company has an outstanding credit facility consisting of a term loan facility in an aggregate principal amount of $70,000 and a revolving credit facility, which provides for loans and letters of credit of up to $30,000. The term loan facility consists of two tranches in principal amounts of $50,000 (the "Term A Loan") and $20,000 (the "Term B Loan"). The Term A Loan and the revolving credit facility mature on June 30, 2006 and the Term B Loan matures on December 31, 2006. Principal payments of the Term A Loan are required on a quarterly basis beginning September 30, 1999. The amount of the payment increases each year from a $1,000 quarterly payment during the first four quarters to a $2,500 quarterly payment during the last four quarters of the payment term.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      TWO QUARTERS ENDED JUNE 30, 1999 AND
       1998 (all amounts in thousands except shares and per share amounts)



         Principal payments of the Term B Loan are in quarterly installments of $50 from September 30, 1999 through June 30, 2005 and in installments of $9,300 on each of September 30, 2006 and December 31, 2006. The Company is required to use the net proceeds received from any asset sales and from the termination of two of its pension plans to repay the amounts outstanding under these two Term Loans in reverse order of payment due date. The weighted average interest rate of these loans was 8.40% at June 30, 1999. On June 30, 1999 the Company had $10,930
         available under the above lines.

         Debt acquisition costs of $2,275 were paid relating to obtaining the new credit facility and these costs will be amortized over seven years.

         The agreement for this credit facility contains certain covenants, including a maximum senior leverage ratio, minimum interest coverage ratios, minimum fixed charge coverage, minimum consolidated net worth and a limitation on the amount of dividends and capital expenditures. Substantially all the assets of the Company are pledged under the above credit facility.

         The Company also has outstanding subordinated notes consisting of $15,000 in 12% Senior Subordinated Notes due December 31, 2007 and $840 in 8% Junior Subordinated Notes due June 30, 2002. The Company has also issued warrants to purchase 100,000 common shares in conjunction with the Senior Subordinated Notes, at a warrant exercise price of $7.75 per share, subject to adjustment. The Warrants are not exercisable before June 30, 2000 and expire on June 30, 2009. In addition, the 12% Subordinated Note contains provisions that would increase the interest rate and require the issuance of additional warrants if the Note is not repaid by June 30, 2000. The fair value of the warrants issued was estimated at $291 using the Black-Scholes Model and was recorded as a discount to the $15,000 Senior Subordinated Note which will be amortized over the term of the note.


5.       SEGMENTS
         --------

         The Company operates in two primary reportable segments, coil processing and machining centers. Business segment information is as follows (in thousands):


                                                Two Quarters Ended June 30
                                                --------------------------
                                                  1999              1998
                                                --------          --------

         Sales:
              Coil Processing                   $ 42,036          $ 25,526
              Machining Centers                    8,387            16,724
              Segment eliminations                (1,790)                9
                                                --------          --------
              Total                             $ 48,633          $ 42,259
                                                ========          ========
         Operating Earnings:
              Coil Processing                   $  3,550          $  2,308
              Machining Centers                     (567)              707
              Corporate and eliminating           (1,868)           (1,106)
                                                --------          --------
              Total                             $  1,115          $  1,909
                                                ========          ========

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      TWO QUARTERS ENDED JUNE 30, 1999 AND
       1998 (all amounts in thousands except shares and per share amounts)


         Included in the coil processing segment results for the two quarters ended June 30, 1999 were sales of $10,295 and operating earnings of $396 from GFG Corporation which was acquired by the Company on December 31, 1998.


6.       ACQUISITIONS
         ------------

         On June 30, 1999, the Company acquired Precision Industrial Corp. and Subsidiaries (parent of Herr-Voss) ("Precision"). The acquisition has been accounted for under the purchase method and, accordingly, the assets and liabilities of Precision have been included in the consolidated balance sheet at June 30, 1999.

         The purchase price paid by the Company for all of the outstanding capital stock of Precision consisted of $39,295 cash paid to seller, $25,340 of cash used to pay seller bank debt and accrued interest, a $15,000 seller subordinated note, an $840 Junior Subordinated Note assumed by Precision and 500,000 shares of the Company's Common Stock (valued at $6.59 a share). The aggregate purchase price was $82,930. Fees and expenses paid in connection with the purchase totaled approximately $832 and are being amortized over 25 years using the straight-line method.

         The excess purchase price over the fair value of identifiable net assets acquired has been allocated to goodwill. Goodwill of $57,733 recorded in the transaction will be amortized over 25 years using the straight-line method. The purchase price allocation has been completed on a preliminary basis, subject to adjustments should new or additional facts become known.

         The following unaudited proforma information presents a summary of consolidated results of operations of the Company as if the acquisition of Precision had occurred at the beginning of each period presented.

                                                            Two Quarters Ended June 30
                                                            ---------------------------
                                                             1999                1998
                                                             ----                ----
                                                                   (Unaudited)
         Net sales                                          $93,158             $81,882
         Earnings before taxes                              $ 2,248             $ 1,257
         Income taxes                                       $   947             $   773
         Net income                                         $ 1,024             $   484
         Earnings per share (basic and diluted)             $   .24             $   .11

         These unaudited proforma results have been prepared for comparative purposes only and include certain adjustments such as elimination of Precision management costs not expected to be incurred after the acquisition, additional depreciation as a result of the step-up in the basis of fixed assets, additional amortization expense as a result of goodwill and an increase in interest expense as a result of acquisition debt. They do not purport to be indicative of the results of operations which would have resulted had the combination occurred at the beginning of each period presented or of future results of operations of the combined entities. The disproportionate tax provision results from the nondeductibility of goodwill.

7.       ENVIRONMENTAL LIABILITY
         -----------------------

         As discussed in the Company's 1998 10K filing, in 1998, a Consent Decree was entered into among the EPA, several other potentially responsible parties ("PRP's") and a group of ten other companies ("Defendants") related to the costs of remediation of the Rosen Site, a former scrap yard in Cortland, New York. During April 1999, the Consent Decree was approved by the Department of Justice and in June 1999 formally approved by the U.S. District Court in New York. Based on the fact that this Consent Decree substantially reduced the Company's future liability for this matter, the accrual recorded at December 31, 1998 was reduced by $1,100. The reduction in the accrual is recorded in other income, net. The Company believes that the remaining amount accrued of $200, is adequate to cover its share of costs which may be incurred in this matter.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    TWO QUARTERS ENDED JUNE 30, 1999 AND 1998


         RESULTS OF OPERATIONS
         ---------------------

         Net earnings for the two quarters and quarter ended June 30, 1999 were $1,211,000 or $.32 per share and $623,000 or $.16 per share, respectively, compared to $1,162,000 or $.31 per share and $582,000 or $.15 per share, respectively, for the same periods in 1998. During the first quarter of 1999, the Company recorded $1.1 million of other income as a result of a reversal of a previous accrual for an environmental liability. The Company also recorded $350,000 of expense related to settlement of litigation at its coil processing segment. Excluding the aforementioned items, the 1999 net earnings were affected by higher depreciation as a result of fixed asset additions, including the new ERP system, higher interest expense due to increased borrowing related to the GFG acquisition, and lower pension income in 1999 due to the Company's 1998 decision to terminate two of its pension plans and related changes in projected investment returns and the cost of replacement plans. A discussion of results of operations on a segment basis follows.



         Coil Processing
         ---------------

         Sales increased to $42.0 million and $22.6 million in the two quarters and second quarter of 1999, respectively, compared to $25.5 million and $11.8 million for the same periods in 1998. Sales of $8.6 million in 1999 from GFG, which was acquired on December 31, 1998, comprised a large portion of the change, along with an increase in overall sales volume. Cost of sales as a percentage of sales was 78.8% and 78.6% in the two quarters and second quarter of 1999 compared to 78.1% and 74.7% in the respective 1998 periods. The lower cost of sales percentage in the second quarter of 1998 is due to better margins realized on contracts which were completed during that period.

         Operating earnings improved to $3.6 million and $2.4 million in the two quarters and second quarter of 1999, respectively, compared to $2.3 million and $1.4 million in the same periods of 1998. This improvement in the operating earnings is related to the increase in sales, although at slightly lower margins compared to 1998, and the addition of GFG which has historically been profitable. This segment was negatively impacted by the recording of $350,000 in expense related to settlement of litigation in the first quarter of 1999.

         Orders received during the first two quarters of 1999 totaled $29.1 million, including $16.5 million by GFG, compared to $22.1 million for the same period in 1998. Backlog at June 30, 1999 was $32.8 million, including $13.8 million for GFG, compared to $25.9 million at June 30, 1998.


         Machining Centers
         -----------------

         Sales declined to $8.4 million and $3.7 million in the first two quarters and second quarter of 1999, respectively, compared to $16.7 million and $7.4 million in the same periods of 1998, as a slow-down in domestic capital goods orders and continued selling pressures from foreign, particularly Asian, competitors negatively affected sales volume and selling prices for this segment. Cost of sales as a percentage of sales was 82.0% and 76.6% in the two quarters and second quarter of 1999, respectively, compared to 83.8% and 82.8% in the same periods of 1998. This improvement in the cost of sales percentage in a declining market is a result of management's steps to control manufacturing costs and to reduce labor force in late 1998 and early 1999 in response to the lower sales volume.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    TWO QUARTERS ENDED JUNE 30, 1999 AND 1998



         As a result of the lower sales volume, this segment reported an operating loss of $567,000 and $225,000 in the first two quarters and second quarter of 1999, respectively, compared to operating earnings of $707,000 and $245,000 for the same periods in 1998.

         Orders received during the first two quarters of 1999 totaled $8.5 million compared to $15.9 million during the same period last year. The reduction in the level of orders booked was primarily due to foreign competition and lower demand for this segments' products. Backlog at the end of the second quarter of this year was $4.7 million compared to $8.1 million at June 30, 1998.

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    TWO QUARTERS ENDED JUNE 30, 1999 AND 1998



         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         During the first two quarters of 1999, exclusive of the Precision acquisition, the Company's operating activities provided $1.2 million. Cash was used to reduce accounts payable ($1.5 million) and increase inventories ($1.1 million). In addition, costs incurred on contracts in process exceeded advance payments from customers and required $2.7 million in cash. Decreases in accounts receivable provided $3.4 million and increases in accrued liabilities provided $1.2 million. The cash provided from operations was used for capital expenditures, other assets and to pay dividends.

         The Company borrowed $101.2 million and repaid $17.5 million of long-term debt on June 30, 1999, with the cash used primarily to conclude the purchase of Precision Industrial Corporation and for repayment of the Company's previous lender. The purchase price paid by the Company for the outstanding capital stock of Precision consisted of $39.3 million cash paid to seller, $25.3 million of cash used to pay seller bank debt and accrued interest, a $15 million seller subordinated note, and 500,000 shares of Stock (valued at $6.59 a share). The aggregate purchase price was $82.9 million. Fees and expenses paid in connection with the purchase totaled approximately $832,000.

         At June 30, 1999, the Company had borrowed $16 million under its $30 million revolving credit facility and utilized $3.1 million of the facility for letters of credit. The remaining amount of $10.9 million is available for general corporate purposes.


         At an August 1999 meeting, the Board of Directors of the Company decided to discontinue paying a dividend to the common shareholders of the Company. A dividend had been paid at the rate of $.05 per share per quarter. By discontinuing those dividend payments, the Company's cash flow will benefit by $850,000 per year. Payment of the dividend to the Company's preferred shareholders, at an annual cash requirement of $26,000, will be continued.


         YEAR 2000
         ---------

         Year 2000 issues arise because of the inability of many existing computer systems and software, which utilize a two-digit conversion for recording years, to properly recognize and process information relating to Year 2000. In early 1998, the Company began a Company-wide program to replace its internal information processing systems for reasons unrelated to Year 2000 issues. It expects to complete this program during the third quarter of 1999, which should result in its internal information processing systems being Year 2000 compliant. The cost to the Company to fully implement this new system is estimated at approximately $2.5 million. Through June, 1999, the Company has spent $2.4 million on this project. Funds for this program are expected to be available to the Company from its internal operations and, if necessary, from its line of credit. GFG Corporation, acquired by the Company in late 1998, and Precision Industrial Corporation, acquired on June 30, 1999 are also in the process of replacing their information processing systems. These processes began in 1998 and are expected to be substantially completed during the third quarter of 1999. The Company estimates the remaining cost of these processes to be approximately $200,000. As part of a comprehensive Year 2000 compliance project, the Company is also assessing other key aspects of its operating and administrative processes which, if they would become inoperable due to Year 2000 issues, would have a material impact on the Company's ability to continue its normal operations. This program includes a plan to identify the extent to which key vendors and consultants are addressing this same issue and an assessment of the Company's products. The Company will

                THE MONARCH MACHINE TOOL COMPANY AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    TWO QUARTERS ENDED JUNE 30, 1999 AND 1998



         monitor and evaluate the progress of its vendors and consultants on this matter. The Company is also reviewing its non-information technology systems to determine the extent of any changes that may be necessary and presently believes that there will be minimal changes necessary for compliance. Although the Company cannot assess the result of this evaluation until it has obtained further information, based upon the work it has performed to date, it is not presently aware of any Year 2000 issues which would have a disruptive impact on its operations or a material adverse impact upon its financial condition or results of operation.

         The Company believes it is diligently addressing Year 2000 issues and that it will satisfactorily resolve any significant Year 2000 problems. The Company anticipates completing its Year 2000 projects during 1999, with major completion milestones completed in the second quarter and targeted for the third quarter. In the event the Company falls short of these milestones, additional internal resources will be focused on completing these projects or implementing contingency plans.


         INTEREST RATE RISK
         ------------------

         A change in interest rates could have an impact on the Company's financial results, as the Company is presently paying a variable interest rate on the majority of its outstanding debt. The risk to the Company has increased as a result of the higher level of indebtedness the Company is carrying as a result of the financing required to acquire Precision Industrial Corporation. In conjunction with its lenders, the Company is evaluating the cost and benefits of instituting an interest rate protection arrangement to address the risk in this area.


         FORWARD LOOKING STATEMENTS
         --------------------------

         In addition to historical information, this document contains various forward-looking statements, which are subject to risks, and uncertainties that could cause actual results to differ materially from these statements. These risks include, but are not limited to, changes in economic conditions, interest rates, price and product offering competition from domestic and foreign entities, customer purchasing patterns, labor costs, product liability issues and other legal claims, governmental regulatory issues and Year 2000 readiness issues. Words identifying forward-looking statements include "plan", "believe", "expect", "anticipate", "project", "intend", "estimate" and other expressions which are predictions or indications of future events or trends which do not relate to historical matters.

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

PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

         As discussed in the Company's 1998 10K filing, in 1998, a Consent Decree was entered into among the EPA, several other potentially responsible parties ("PRP's") and a group of ten other companies ("Defendants") related to the costs of remediation of the Rosen Site, a former scrap yard in Cortland, New York. During April 1999, the Consent Decree was approved by the Department of Justice and in June 1999 was approved by the U.S. District Court in New York. Based on the fact that this Consent Decree substantially reduced the Company's future liability for this matter, the accrual recorded at December 31, 1998 was reduced by $1,100,000. The reduction in the accrual is recorded in other income, net. The Company believes that the remaining amount accrued of $200,000, is adequate to cover its share of costs, which may be incurred in this matter.


Item 2 - Changes in Securities

         (a)  Inapplicable

         (b)   Inapplicable

         (c) On June 30, 1999 the Company issued 500,000 shares of stock to the shareholders of Precision Industrial Corporation in conjunction with an acquisition. The shares were issued in reliance on the exemption from registration under the Securities Act of 1933 contained at Section 4 (2) of such Act.


Item 3 - Inapplicable

Item 4 - Submission of Matters to a vote of Security Holders.
         (a.)    The Company's Annual Shareholders meeting was held on
                 May 5, 1999.
         (b.) The following Directors were elected to serve a three year term:

                                    Votes for    Votes Against    Abstain
                                    ---------    -------------    -------
         John A. Bertrand           2,861,290       20,339           0
         William R. Graber          2,861,556       20,073           0
         Waldemar M. Goulet         2,861,556       20,073           0

         The following continued as Directors:

         Richard E. Clemens
         Gerald L. Connelly
         Joseph M. Rigot
         William A. Enouen
         David E. Lundeen

         (c.) The following summarizes the voting for the Company's Long-Term Incentive Stock Plan:

                                    Votes for        Votes Against             Abstain
                                    ---------        -------------             -------
                                    2,740,936           120,716                 19,997


Item 5 - Inapplicable

PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

          (a)  Exhibit 23 - Consent of Independent Public Accountants
              Exhibit 27 - Financial Data Schedule

          (b) On July 15, 1999 the Company filed an 8-K in conjunction with its acquisition of Precision Industrial Corporation, in which it provided financial statements and exhibits and proforma financial information related to its acquisition of Precision Industrial Corporation.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   THE MONARCH MACHINE TOOL COMPANY
                                   (Registrant)



 DATE:       August 16, 1999       By  s/Karl A. Frydryk
     ---------------------------       -----------------
                                       Karl A. Frydryk
                                       Vice President & Chief Financial Officer
                                       (principal financial officer)