Form 10-Q/A
period 1999-06-30
MONARCH MACHINE TOOL CO
filed 1999-08-17
CIK 67532

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1999
                      -------------
                                       or

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
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

                                                            Two Quarters Ended June 30
                                                            ---------------------------
                                                             1999                1998
                                                             ----                ----
                                                                   (Unaudited)
         Net sales                                          $93,158             $81,882
         Earnings before taxes                              $ 2,248             $ 1,257
         Income taxes                                       $ 1,224             $   773
         Net income                                         $ 1,024             $   484
         Earnings per share (basic and diluted)             $   .24             $   .11

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



 DATE:       August 17, 1999       By  s/Karl A. Frydryk
     ---------------------------       -----------------
                                       Karl A. Frydryk
                                       Vice President & Chief Financial Officer
                                       (principal financial officer)