Form 10-Q
period 1999-09-30
GENESIS WORLDWIDE INC
filed 1999-11-15
CIK 67532

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999
                      ------------------
                                       or

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 1 - 1997
                    --------

                             GENESIS WORLDWIDE INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

Ohio                                                                 34-43407810
----------------------------                                    ----------------
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

                          Monarch Machine Tool Company
                          ----------------------------
   (Former name, former address and former fiscal year, if changed since last report)



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


The number of common shares outstanding as of October 28, 1999 was 4,282,817.

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                                                                               PAGE
                                                                                              NUMBER
                                                                                              ------

PART 1.  FINANCIAL INFORMATION:

                  ITEM 1. - Condensed Financial Statements:

                      Balance Sheets - September 30, 1999 and December 31, 1998                  2


                      Statements of Operations and Comprehensive Income -
                      Quarter and Three Quarters ended September 30, 1999 and 1998               3


                      Statements of Cash Flow - Three Quarters                                   4
                      ended September 30, 1999 and 1998

                      Notes to Condensed Financial Statements                                    5-8


                  ITEM 2. - Management's Discussion and Analysis
                            of Financial Condition and Results of
                            Operations                                                        9-12

                  ITEM 3. - Quantitative and Qualitative Disclosure
                            About Market Risk (inapplicable)                                 12


PART II. OTHER INFORMATION:

                  ITEM 1.  Legal Proceedings                                                     13

                  ITEM 2.  Changes in Securities                                                 13

                  ITEM 3.  Inapplicable                                                          13

                  ITEM 4.  Submission of Matters to a vote of
                           Security Holders                                                      13

                  ITEM 5.  Inapplicable                                                          13

                  ITEM 6.  Exhibits and Reports on Form 8-K                                      13

PART 1 - FINANCIAL INFORMATION

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                               September 30     December 31
                                                                   1999            1998
                                                                   ----            ----
                                                                (Unaudited)

CURRENT ASSETS:
    Cash                                                        $   1,446       $   1,733
    Accounts receivable                                            25,412          23,893
    Costs and estimated earnings in excess of
        billings on uncompleted contracts                           9,770           3,275
    Inventories                                                    23,093          10,486
    Prepaid and other expenses                                      1,911             667
    Deferred income taxes                                           4,934           1,874
                                                                ---------       ---------

         Current assets                                            66,566          41,928


PROPERTY, PLANT & EQUIMENT - NET                                   32,341          11,070
INVESTMENT IN JOINT VENTURES                                        1,543
PREPAID PENSION COSTS                                              20,236          19,051
DEFERRED INCOME TAXES                                               1,229           1,631
GOODWILL                                                           64,700          10,099
OTHER ASSETS                                                        7,042           4,678
                                                                ---------       ---------

                                                                $ 193,657       $  88,457
                                                                =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Short-term borrowings                                       $             $       500
    Current portion of long-term debt                               4,450
    Accounts payable                                               16,118           8,930
    Accrued liabilities                                            19,552          12,153
    Billings in excess of costs and estimated
         earnings on uncompleted contracts                          7,917           5,517
    Long-term debt in technical default (Note 4)                   79,500
                                                                ---------       ---------

         Current liabilities                                      143,099          27,100

POSTRETIREMENT BENEFITS                                             3,547           1,450
LONG-TERM DEBT                                                     15,562          16,497
OTHER LONG-TERM LIABILITIES                                           685             756

SHAREHOLDERS' EQUITY:
    Preferred stock                                                    14              14
    Common stock                                                    9,495           5,815
    Unearned compensation, restricted stock                           (35)            (37)
    Retained earnings                                              36,926          37,042
    Accumulated other comprehensive income                            (74)           (180)
                                                                ---------       ---------
                                                                   46,326          42,654
                                                                ---------       ---------

                                                                $ 193,657       $  88,457
                                                                =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                              Three Quarters Ended September 30         Quarter Ended September 30
                                              ---------------------------------         --------------------------
                                                   1999               1998               1999               1998

Net sales                                        $ 88,480           $ 60,427           $ 39,848           $ 18,168

Operating costs and expenses:
    Cost of sales                                  69,085             48,335             30,947             14,441
    Selling, general and administrative            16,349              9,471              7,176              3,015
    Amortization of goodwill                          891                                   685
                                                 --------           --------           --------           --------

Operating income                                    2,155              2,621              1,040                712

Other income (expense):
    Interest expense                               (2,965)              (252)            (2,336)               (72)
    Interest income                                   225                125                145                 12
    Other income (expense)                          1,529               (102)               203                 13
                                                 --------           --------           --------           --------


Income (loss)  before income taxes                    944              2,392               (948)               665
Income tax provision (benefit)                        661                791                (20)               226
                                                 --------           --------           --------           --------

Net income (loss)                                     283              1,601               (928)               439

Other comprehensive income (expense),
    net of tax - foreign
    currency translation
    adjustments                                        68                (62)               209                (95)
                                                 --------           --------           --------           --------

Comprehensive income                             $    351           $  1,539           $   (719)          $    344
                                                 ========           ========           ========           ========

Average common shares outstanding:
    Basic                                           3,948              3,768              4,283              3,769
                                                 ========           ========           ========           ========

    Diluted                                         3,963              3,768              4,283              3,769
                                                 ========           ========           ========           ========

Net income per common share,
    basic and diluted                            $    .07           $    .42           $   (.22)          $    .12
                                                 ========           ========           ========           ========


Dividends per share:
     Preferred                                   $   1.35           $   1.35           $    .45           $    .45
     Common                                      $    .10           $    .15           $                  $    .05





The accompanying notes are an integral part of the consolidated financial statements.

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                Three Quarters Ended September 30
                                                                                ---------------------------------
                                                                                     1999                1998
                                                                                     ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                     $     283           $   1,601
    Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
            Depreciation and amortization                                              2,863                 716
            Equity in loss of affiliates                                                 133
            Pension income                                                              (968)             (2,420)
            Deferred tax provision                                                       661                 791
            Gain on sale of assets                                                       (17)

    Changes in operating assets and liabilities
      excluding effect of acquisition in 1999:
             Accounts receivable                                                         754               3,299
             Inventories                                                              (3,902)              2,200
             Other assets                                                                 18                 793
             Cost and estimated earnings in excess of
                billings on uncompleted contracts                                        799                (398)
             Billings in excess of costs and estimated earnings                       (5,470)
            on uncompleted contracts                                                                         (44)
         Accounts payable                                                             (1,814)             (4,018)
         Accrued liabilities                                                           2,065              (4,789)
                                                                                   ---------           ---------
    Net cash provided by (used in) operating activities                               (4,595)             (2,269)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                             (1,971)             (1,877)
     Acquisition of business, net of cash acquired                                   (73,402)
     Proceeds from sale of fixed assets                                                   71
     (Increase) decrease in other assets                                                 943
                                                                                   ---------           ---------
     Net cash provided by (used in) investing activities                             (74,359)             (1,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                                                      (398)               (585)
    Stock activity                                                                        73
    Debt acquisition costs                                                            (2,528)
    Repayments of short-term borrowings                                                 (500)
    Proceeds from long-term borrowings                                               109,221               6,971
    Repayments of long-term borrowings                                               (27,123)             (5,000)
                                                                                   ---------           ---------
    Net cash provided by (used in) financing activities                               78,745               1,386

EFFECT OF EXCHANGE RATES ON CASH                                                         (78)               (113)
                                                                                   ---------           ---------

INCREASE (DECREASE) IN CASH                                                             (287)             (2,873)

CASH - BEGINNING OF PERIOD                                                             1,733               5,022
                                                                                   ---------           ---------

CASH - END OF PERIOD                                                               $   1.446           $   2,149
                                                                                   =========           =========


   The accompanying notes are an integral part of the consolidated financial statements

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                THREE QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998
               (all amounts in thousands except per share amounts)



1.       FINANCIAL STATEMENTS
         --------------------

         The balance sheet at December 31, 1998 presents condensed financial information taken from the audited financial statements. The interim financial statements are unaudited. In the first three quarters of 1999 the Company recorded an accrual for $350 as the estimated cost to settle litigation and has also recognized $1,300 of other income as a result of the reduction of amounts previously accrued for an environmental liability. In the opinion of management, all other adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position and results of operations for the interim periods presented, have been made. The results shown for the first three quarters of 1999 are not necessarily indicative of the results that may be expected for the entire year.

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


3.       INVENTORIES
         -----------

         The Company's inventories consist of the following balances:

                                 September 30        December 31
                                       1999               1998
                                   --------           --------

Finished goods                     $  2,700           $  1,285
Work-in process and parts            18,165             12,967
Raw materials                         6,793                739
Less LIFO reserve                    (4,565)            (4,505)
                                   --------           --------
Net inventories                    $ 23,093           $ 10,486
                                   ========           ========

4.       LONG-TERM DEBT
         --------------

         The Company has an outstanding credit facility consisting of a term loan facility in an aggregate principal amount of $70,000 and a revolving credit facility, which provides for loans and letters of credit of up to $30,000. The term loan facility consists of two tranches in principal amounts of $50,000 (the "Term A Loan") and $20,000 (the "Term B Loan"). The Term A Loan and the revolving credit facility mature on June 30, 2006 and the Term B Loan matures on December 31, 2006. Principal payments of the Term A Loan are required on a quarterly basis increasing from $1,000 per quarter through June 30, 2000 to $2,500 per quarter during the last four quarters of the payment term.

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                THREE QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998
              (all amounts in thousands except per share amounts)


         Principal payments of the Term B Loan are in quarterly installments of $50 through June 30, 2005 with $9,300 due on September 30, 2006 and December 31, 2006. The Company is required to use the net proceeds received from asset sales in excess of $250 and from the termination of two of its pension plans to repay the amounts outstanding under these two Term Loans in reverse order of payment due date. The weighted average interest rate of these loans was 8.53% at September 30, 1999. On September 30, 1999 the Company had $10,398 available under the Revolving Credit facility.

         Debt acquisition costs of $2,275 were paid relating to obtaining the new credit facility and are being amortized over seven years.

         The agreement for this credit facility contains certain covenants, including a maximum senior leverage ratio, minimum interest coverage ratios, minimum fixed charge coverage, minimum consolidated net worth and a limitation on the amount of dividends and capital expenditures. Substantially all the assets of the Company are pledged under the above credit facility.

         As a result of the lower than expected operating results during the third quarter, the Company was not able to generate sufficient earnings to be in compliance with certain of its earnings related loan covenants. This has caused the Company to be in default of the loan covenants and accordingly, $79,500 of long-term debt in technical default has been classified in current liabilities at September 30, 1999. The Company has requested that its lender provide waivers or amendments of the applicable covenants. Although such amendments or waivers have not been finalized, the Company expects to resolve this situation in a satisfactory manner to allow it to continue its normal business operations.

         The Company also has outstanding subordinated notes consisting of $15,000 in 12% Senior Subordinated Notes due December 31, 2007 and $840 in 8% Junior Subordinated Notes due June 30, 2002. The Company has also issued warrants to purchase 100,000 common shares in conjunction with the Senior Subordinated Notes, at a warrant exercise price of $7.75 per share, subject to adjustment. The Warrants are not exercisable before June 30, 2000 and expire on June 30, 2009. In addition, the 12% Subordinated Note contains provisions that would increase the interest rate and require the issuance of additional warrants if the Note is not repaid by June 30, 2000. The fair value of the warrants issued was estimated at $291 using the Black-Scholes Model and was recorded as a discount to the $15,000 Senior Subordinated Note and will be amortized over the term of the note.

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                THREE QUARTTERS ENDED SEPTEMBER 30, 1999 AND 1998
               (all amounts in thousands except per share amounts)



5.       SEGMENTS
         --------

         The Company operates in two primary reportable segments, coil processing and machining centers. Business segment information is as follows (in thousands):

                              Three Quarters Ended September 30
                              ---------------------------------
                                  1999               1998
                                --------           --------
Sales:
     Coil Processing            $ 76,213           $ 36,264
     Machining Centers            12,267             24,163
                                --------           --------
     Total                      $ 88,480           $ 60,427
                                ========           ========


Operating Earnings:
     Coil Processing            $  6,576           $  3,023
     Machining Centers            (1,778)               423
     Corporate                    (2,643)              (825)
                                --------           --------

     Total                      $  2,155           $  2,621
                                ========           ========


         Included in the coil processing segment results for the three quarters ended September 30, 1999 were sales of $17,476 and operating earnings of $794 from GFG Corporation which was acquired by the Company on December 31, 1998 and $19,893 of sales and $2,167 of operating earnings from Precision Industrial Corp. and Subsidiaries (parent of Herr-Voss) ("Precision") which was acquired on June 30, 1999.


6.       ACQUISITIONS
         ------------

         On June 30, 1999, the Company acquired Precision. The acquisition has been accounted for under the purchase method and, accordingly, the results of operation of Precision have been included in the consolidated financial statements since the date of acquisition.

         The purchase price paid by the Company for all of the outstanding capital stock of Precision consisted of $39,295 cash paid to seller, $25,340 of cash used to pay seller bank debt and accrued interest, a $15,000 seller subordinated note, an $840 Junior Subordinated Note assumed by Precision and 500,000 shares of the Company's Common Stock (valued at $6.59 a share). During the third quarter of 1999, the Company completed the post closing price adjustment in connection with the acquisition and received a payment of $2.4 million from the seller. The adjusted purchase price is $81,370. Fees and expenses paid in connection with the purchase totaled approximately $1,010 and are being amortized over 25 years using the straight-line method.

         The excess purchase price over the fair value of identifiable net assets acquired has been allocated to goodwill. Goodwill of $55,723 recorded in the transaction is being amortized over 25 years using the straight-line method. The purchase price allocation has been completed on a preliminary basis, subject to adjustments should new or additional facts become known. Significant preacquisition contingencies include the determination of the adjustments necessary to pension and post employment benefit liabilities and the valuation of intangible assets at acquisition date. The resolution of these contingencies could result in adjustment to assets and liabilities at acquisition date and a corresponding adjustment to goodwill.

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                THREE QUARTTERS ENDED SEPTEMBER 30, 1999 AND 1998
               (all amounts in thousands except per share amounts)



         The following unaudited proforma information presents a summary of consolidated results of operations of the Company as if the acquisition of Precision and GFG had occurred at the beginning of each period presented.

                                             Three Quarters Ended September 30
                                                  1999              1998
                                                  ----              ----
                                                        (Unaudited)
Net sales                                       $133,006          $137,472
Earnings before taxes                           $  1,300          $  4,861
Income taxes                                    $  1,204          $  1,959
Net income                                      $     96          $  2,902
Earnings per share (basic and diluted)          $    .02          $    .68

         These unaudited proforma results have been prepared for comparative purposes only and include certain adjustments such as elimination of management costs not expected to be incurred after the acquisitions, additional depreciation as a result of the step-up in the basis of fixed assets, additional amortization expense as a result of goodwill and an increase in interest expense as a result of acquisition debt. They do not purport to be indicative of the results of operations which would have resulted had the combination occurred at the beginning of each period presented or of future results of operations of the combined entities. The disproportionate tax provision results from the nondeductibility of goodwill.


7.       ENVIRONMENTAL LIABILITY
         -----------------------

         As discussed in the Company's 1998 10K filing, in 1998, a Consent Decree was entered into among the EPA, several other potentially responsible parties ("PRP's") and a group of ten other companies ("Defendants") related to the costs of remediation of the Rosen Site, a former scrap yard in Cortland, New York. During April 1999, the Consent Decree was approved by the Department of Justice and in June 1999 formally approved by the U.S. District Court in New York. Based on the fact that this Consent Decree substantially reduced the Company's future liability for this matter, the accrual recorded at December 31, 1998 was reduced by $1,300. The reduction in the accrual is recorded in other income, net.

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                THREE QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998


         RESULTS OF OPERATIONS
         ---------------------

         For the three quarters ended September 30, 1999 the Company reported net earnings of $283,000 or $.07 per share and a net loss of ($928,000) or ($.22) per share for the quarter ended September 30, 1999, compared to net earnings of $1,601,000 or $.42 per share and $439,000 or $.12 per share, respectively, for the same periods in 1998. During the first three quarters of 1999, the Company recorded $1.3 million of other income as a result of a reversal of an accrual for an environmental liability. The Company also recorded $350,000 of expense related to settlement of litigation at its coil processing segment. In the third quarter of 1999, the machining center segment recorded a restructuring charge of approximately $400,000 relating to a reduction in the workforce. Excluding the aforementioned items, the 1999 net earnings were affected by higher depreciation as a result of fixed asset additions, including a new ERP computer system, higher interest expense due to increased borrowing related to the GFG and Precision acquisitions, and lower pension income in 1999 due to the Company's 1998 decision to terminate two of its pension plans, related changes in projected investment returns and the cost of replacement benefit plans. Goodwill amortization of $891,000 and $685,000 for the three quarters and quarter ended September 30, 1999 affected the comparability of 1999 to 1998. A discussion of results of operations on a segment basis follows.

         Coil Processing
         ---------------

         Sales increased to $76.2 million and $36.0 million in the three quarters and third quarter of 1999, respectively, compared to $36.2 million and $10.7 million for the same periods in 1998. Sales of $17.5 million from GFG, which was acquired on December 31, 1998 and $19.9 million from Precision, which was acquired on June 30, 1999, comprised the majority of the change. Cost of sales as a percentage of sales was 77% and 76% in the three quarters and third quarter of 1999 compared to 77% and 74% in the respective 1998 periods. The lower cost of sales percentage in the third quarter of 1998 is the result of better margins from jobs closed out during the quarter. Operating earnings improved to $6.6 million and $3.0 million in the three quarters and third quarter of 1999, respectively, compared to $3.0 million and $1.0 million in the same periods of 1998. This improvement in the operating earnings is related to the increase in sales, and the addition of GFG and Precision, which have historically been profitable. This segment was negatively impacted by the recording of $350,000 in expense related to settlement of litigation in the first quarter of 1999 and goodwill amortization of $891,000 and $685,000 for the three quarters and third quarter of 1999 relating to the acquisition of GFG and Precision.

         Orders received during the first three quarters of 1999 totaled $49.1 million, including $19.0 million by GFG and $10.3 million for Precision, compared to $33.3 million for the same period in 1998. Backlog at September 30, 1999 was $49.6 million, including $9.1 million for GFG and $18.7 million for Precision, compared to $25.9 million at September 30, 1998.

         Machining Centers
         -----------------

         Sales declined to $12.3 million and $3.9 million in the first three quarters and third quarter of 1999, respectively, compared to $24.2 million and $7.4 million in the same periods of 1998, as a slow-down in domestic capital goods orders and continued selling pressures from foreign, particularly Asian, competitors negatively affected sales volume and selling prices for this segment. Cost of sales as a percentage of sales was 85.7% and 93.8% in the three quarters and third quarter of 1999, respectively, compared to 85.2% and 88.2% in the same periods of 1998. Management had taken steps to control manufacturing costs and to reduce the labor force in late 1998 and early 1999 in response to the declining demand for their products. At the end of the third quarter of 1999 management further restructured it operation to focus on more profitable lines of business and incurred approximately $400,000 of restructuring charges relating to the severance and early termination of employees. The existing workforce now matches the current order level and management feels that this segment is better positioned to take advantage of any increase in future order levels. In the third quarter of 1999 cost of sales as a percentage of sales was negatively impacted by fixed costs being absorbed over a lower sales volume.

         As a result of the lower sales volume and the restructuring changes noted above, this segment reported an operating loss of $1.8 million and $1.2 million in the first three quarters and third quarter of 1999, respectively, compared to operating earnings of $423,000 and an operating loss of $134,000 for the same periods in 1998.

         Orders received during the first three quarters of 1999 totaled $12.2 million compared to $22.5 million during the same period last year. The reduction in the level of orders booked was primarily due to foreign competition and lower demand for this segments' products. Backlog at the end of the third quarter of this year was $4.5 million compared to $6.6 million at September 30, 1998.


         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         During the first three quarters of 1999, exclusive of the Precision acquisition, the Company's operating activities used $4.6 million of cash to reduce accounts payable ($1.8 million) and increase inventories ($3.9 million). In addition, costs incurred on contracts in process exceeded advance payments from customers and required $4.7 million in cash due to the decreased level of orders. Decreases in accounts receivable provided $.8 million and increases in accrued liabilities provided $2.1 million. Cash was required for capital expenditures and to pay dividends.

         The Company borrowed $101.2 million and repaid $17.5 million of long-term debt on June 30, 1999, with the cash used primarily to conclude the purchase of Precision and for repayment of debt from the Company's previous lender. The purchase price paid by the Company for the outstanding capital stock of Precision consisted of $39.3 million cash paid to seller, $25.3 million of cash used to pay seller bank debt and accrued interest, a $15 million seller subordinated note and $840,000 Junior Subordinated Note assumed by Precision and 500,000 shares of Stock (valued at $6.59 a share). During the third quarter of 1999 the Company completed the post closing price adjustment and received a payment of $2.4 million from the seller. The adjusted purchase price is $81.4 million. Fees and expenses paid in connection with the purchase totaled approximately $1,010,000.

         As a result of the lower than expected operating results during the third quarter, the Company was not able to generate sufficient earnings to be in compliance with certain of its earnings related loan covenants. This has caused the Company to be in default of the loan covenants and accordingly, $79,500,000 of long-term debt in technical default has been classified in current liabilities at September 30, 1999. The Company has requested that its lender provide waivers or amendments of the applicable covenants. Although such amendments or waivers have not been finalized, the Company expects to resolve this situation in a satisfactory manner to allow it to continue its normal business operations. The Company does not anticipate that the lender will request repayment of the loan or discontinue the current revolving credit facility, but if these events were to occur the Company would have to seek an alternative source of financing.

         At September 30, 1999, the Company had borrowed $15 million under its $30 million revolving credit facility and utilized $4.6 million of the facility for letters of credit. The remaining amount of $10.4 million is available for general corporate purposes.

         The Company has received approval from the Pension Benefit Guaranty Corporation relating to the termination of two of its pension plans. In connection with the termination, plan assets are projected to be distributed as follows: $17 million to plan participants, $4 million to be transferred to a trust to be used to pay benefits under replacement pension plans, $3 million to pay excise taxes due to plan termination, and $10 million reverting to the Company which will be used to reduce indebtedness. Any gain or loss on pension plan termination will be recognized at the date of plan asset distribution.

         The Company anticipates receiving IRS approval of this termination and expects to make the distribution in January, 2000.

         At an August 1999 meeting, the Board of Directors of the Company decided to suspend paying a dividend to the common shareholders of the Company. A dividend had been paid at the rate of $.05 per share per quarter. By discontinuing those dividend payments, the Company's cash flow will benefit by $850,000 per year. Payment of the dividend to the Company's preferred shareholders, at an annual cash requirement of $26,000, was not affected.

         YEAR 2000
         ---------

         Year 2000 issues arise because of the inability of many existing computer systems and software, which utilize a two-digit conversion for recording years, to properly recognize and process information relating to Year 2000. In early 1998, the Company began a Company-wide program to replace its internal information processing systems for reasons unrelated to Year 2000 issues. This program was completed during the third quarter of 1999 and resulted in information processing systems being Year 2000 compliant. The cost to the Company to fully implement this new system was approximately $2.5 million. GFG and Precision have also replaced their information processing systems. These processes began in 1998 and were substantially completed during the third quarter of 1999. Fourth quarter activity related to Year 2000 compliance includes final installations of hardware related to communication systems at Precision and final upgrade of company voice mail systems. Backup and recovery procedures and contingency planning will also be finalized in the fourth quarter. The Company estimates future cost to be approximately $50,000. As part of a comprehensive Year 2000 compliance project, the Company has assessed other key aspects of its operating and administrative processes which, if they would become inoperable due to Year 2000 issues, would have a material impact on the Company's ability to continue its normal operations. The Company is not presently aware of any Year 2000 issues, which would have a disruptive impact on its operations or a material adverse impact upon its financial condition or results of operation.

         The Company believes it has diligently addressed Year 2000 issues and that it will satisfactorily resolve any significant Year 2000 problems. The Company anticipates completing its Year 2000 projects during 1999, with major completion milestones completed in the second quarter and third quarter with finalization of minor projects occurring in the fourth quarter. The company has also developed contingency plans to respond to any problems related to Year 2000 issues.


         INTEREST RATE RISK
         ------------------

         A change in interest rates could have an impact on the Company's financial results, as the Company is presently paying a variable interest rate on the majority of its outstanding debt. The risk to the Company has increased as a result of the higher level of indebtedness the Company is carrying as a result of the financing required to acquire Precision Industrial Corporation. In conjunction with its lenders, the Company is evaluating the cost and benefits of instituting an interest rate protection arrangement to address the risk in this area. Under its credit agreement, the Company is required to establish an interest rate protection program which is satisfactory to its lender by December 31, 1999.

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

PART II - OTHER INFORMATION



Item 1 - Legal Proceedings

         As discussed in the Company's 1998 10K filing, in 1998, a Consent Decree was entered into among the EPA, several other potentially responsible parties ("PRP's") and a group of ten other companies ("Defendants") related to the costs of remediation of the Rosen Site, a former scrap yard in Cortland, New York. During April 1999, the Consent Decree was approved by the Department of Justice and in June 1999 was approved by the U.S. District Court in New York. Based on the fact that this Consent Decree substantially reduced the Company's future liability for this matter, the accrual recorded at December 31, 1998 was reduced by $1,300,000. The reduction in the accrual is recorded in other income, net.


Items 2 - 3 Inapplicable


Item 4 - Submission of Matters to a vote of Security Holders.
         (a.) The Company held a special meeting of Shareholders on August 31, 1999.
         (b.) The results of the voting to amend the Articles of Incorporation to change the Company's name to "Genesis Worldwide Inc."

                           Votes for         Votes Against            Abstain
                           ---------         -------------            -------

                            3,721,989              102,315             170,469

Item 5 - Inapplicable


Item 6 - Exhibits and Reports on Form 8-K
         (a)      Exhibit 27 - Financial Data Schedule
         (b) On July 15, 1999 the Company filed an 8-K in conjunction with its acquisition of Precision Industrial Corporation, in which it provided financial statements and exhibits and pro forma financial information related to its acquisition of Precision Industrial Corporation.

                                SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      GENESIS WORLDWIDE INC.
                                       (Registrant)



     DATE:  November  15, 1999       By s/Karl A. Frydryk
         -----------------------        ----------------------------------------
                                        Karl A. Frydryk
                                        Vice President & Chief Financial Officer
                                        (principal financial officer)