Form 10-K
period 1999-12-31
GENESIS WORLDWIDE INC
filed 2000-03-29
CIK 67532

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1999           Commission File No. 1-1997

                             GENESIS WORLDWIDE INC.


              Ohio                                      34-4307810
    ------------------------                ---------------------------------
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

                       ----------------------------------


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 for 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---     ---

Indicate by check mark id disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the common shares held by nonaffiliates of the registrant as the close of business on March 17, 2000 was $14,850,296.

The number of common shares outstanding as of March 17, 2000, was 4,282,996.

                      Documents Incorporated By Reference
                      -----------------------------------

Portions of the Registrant's Definitive Proxy Statement for its annual Meeting of Shareholders to be held on May 10, 2000.

                                     PART I

ITEM 1 - BUSINESS

Genesis Worldwide Inc. and Subsidiaries, (the "Company"), formerly known as the Monarch Machine Tool Company, was incorporated in 1909 and has its principal executive office in Dayton, Ohio. The Company operates primarily through three wholly owned subsidiaries; GenSystems Inc., located in Callery, Pennsylvania, GenCoat Inc. (formerly GFG) located in Sussex, Wisconsin and GenInternational Inc., located in Dayton, Ohio.

The Company engineers and manufactures high quality metal coil processing, roll coating and electrostatic oiling equipment in the United States and the United Kingdom. The Company also provides mill roll reconditioning, texturing and grinding services in addition to its rebuild, repair and spare parts business.

RECENT DEVELOPMENTS

On December 31, 1998, the Company acquired GFG Corporation ("GFG"), which has been renamed GenCoat. GenCoat designs and assembles roll coating and laminating, electrostatic oil application and coil processing equipment used by the metal coil processing industry.

On June 30, 1999, the Company acquired Precision Industrial Corporation and Subsidiaries, including Herr-Voss Industries, Inc. ("Precision"). Precision designs, manufactures, installs and services metal coil processing equipment and also manufactures and services rolls for metal leveling. Precision was subsequently renamed GenSystems and, as restructured, now includes the Company's Stamco division as well as Herr-Voss.

In February 2000, the Company sold the assets of the machine tool division located in Cortland, New York. This division, along with the Sidney, Ohio division which was sold in 1997, comprised the Company's machine tool segment.

In December 1999, the Company adopted a plan to discontinue the Busch paper coating and laminating segment of its business. The plan of disposal provides for concluding operations by June 2000.

As a result of the Company's recent dispositions, it now operates in one business segment.

BUSINESS AND PRODUCTS

GENSYSTEMS INC - GenSystems designs, manufactures, installs and services a broad line of metal coil processing equipment under the names Herr-Voss and Stamco. This equipment, generally sold as complete lines, is used by steel and aluminum mills and mini-mills, ferrous and non-ferrous supply centers, and end users of coiled material. Coil processing lines perform various operations, such as slitting, tension leveling, shearing, cleaning, forming, coating, galvanizing, annealing, and heat treating. Individual components are also manufactured for the upgrading of existing lines.

GenSystems also manufactures rolls for metal leveling/flattening equipment and also provides a broad variety of technical services for the metals forming, producing and coil processing industries.

GENCOAT INC. - GenCoat has three product lines; 1) roll coaters and laminators,
2) electrostatic oilers and 3) coil processing equipment. GenCoat has manufactured roll coaters and laminators since it began operations in 1969. Roll coaters and laminators are used in continuous coil coating lines where coils of steel and/or aluminum are uncoiled, cleaned, painted with prime coat, cured, painted with a finish coat, laminated with film, cured and recoiled. The finished coil is used primarily in the construction, container and automotive markets.

GenCoat purchased the Peabody electrostatic oiler product line in 1993. Electrostatic oilers are used to apply oil or lubricants on steel and/or aluminum strip in a continuous coil processing line. The purpose of the oil is to protect the strip from rust prior to other processing of the strip or to lubricate the strip prior to a stamping or forming operation.

In 1994, GenCoat expanded its product line to include coil processing equipment. This includes all equipment necessary for a coil coating line, from uncoilers to recoilers. GenCoat provides equipment for complete new coil coating lines, as well as, equipment to upgrade existing lines.

GENINTERNATIONAL INC. - GenInternational provides similar products as provided by GenSystems Inc. and GenCoat and markets its own products and those of GenSystems outside of North America. It also provides marketing support and technical assistance to GenCoat outside of the United States.

MARKETS AND DISTRIBUTION

The customers for the Company's products include major steel and aluminum producers, processors, service centers, prime contractors and toll coaters and processors in the United States and throughout the world. The Company is not dependent on a single customer or a few customers and the loss of any individual customer would not have a material adverse effect on the Company.

The Company has its own marketing staff for its domestic and international markets and also uses a number of agents throughout the world.

COMPETITION

Genesis actively competes with other equipment manufacturers, both domestic and foreign. The market for the Company's products is subject to normal price, service, and quality competition. Domestically, the coil processing equipment produced by GenSystems and GenCoat primarily competes with other domestic producers and the Company believes it holds approximately 40% of the North American market. Internationally, the Company competes with a number of other major international companies some of which are larger and have more resources than the Company. GenCoat believes it has over 50% of the market share, both domestically and internationally, for its roll coating equipment and also holds the largest market share, compared to its competitors, for its electrostatic oil application equipment. Its major competitors include both domestic and international companies.

BACKLOG

The Company's backlog for its coil processing equipment was $62.2 million and $43.1 million at December 31, 1999 and 1998, respectively. The entire backlog can reasonably be expected to be shipped within twelve months. Seasonal factors are not significant to Genesis.

PURCHASES OF RAW MATERIALS AND SUPPLIES

In the Company's coil processing business the principal materials purchased are obtained on a competitive basis from many different sources and are commercially available. A portion of the Company's operations are involved in the design and assembly of the final product and sub-contract for a majority of their equipment from numerous suppliers at competitive prices. The Company does not believe that the loss of any one supplier would have a material adverse affect on the ability of these operations to continue. GenCoat has alliances with certain key suppliers of components used in its equipment. While the loss of one of these suppliers could be disruptive in the short-term, alternative sources of supply would be available.

ENGINEERING AND DEVELOPMENT

The Company's engineering departments are responsible for designing equipment to customer order specifications, the improvement of existing product lines, and the development of new products. Refer to the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K, for the amount of research and development expense incurred by the Company.

EMPLOYEES

The Company had 801 employees at December 31, 1999.

WORKING CAPITAL

Because of the up to 12 month cycle time required to manufacture certain of its products, Genesis may be required to finance a substantial volume of work in process. However, to the extent possible, it obtains progress payments from customers during the production cycle.

DOMESTIC AND FOREIGN OPERATIONS AND EXPORT SALES

Amounts of revenue, profitability, and identifiable assets attributable to domestic and foreign operations are included in Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

ITEM 2 - PROPERTIES

DOMESTIC

The following is a listing of the Company's various offices and manufacturing facilities.

GENESIS WORLDWIDE INC., DAYTON, OH          GENCOAT INC., SUSSEX, WI
----------------------------------          ------------------------
Executive Offices                           Administrative Offices
Headquarters for GenInternational           Engineering and Manufacturing
11,357 Sq. Ft. Office                       22,000 Sq. Ft. Office
Facility - Leased                           60,000 Sq. Ft. Manufacturing
                                            Facility - Leased

                                 GENSYSTEMS INC.
                                 ---------------

HERR-VOSS DIVISION, CALLERY, PA             STAMCO DIVISION, NEW BREMEN, OH
-------------------------------             -------------------------------
Administrative Offices                      Engineering and Manufacturing
Engineering and Manufacturing               20,900 Sq. Ft. Office
33,300 Sq. Ft. Office                       138,600 Sq. Ft. Manufacturing
89,300 Sq. Ft. Manufacturing                Facility - Owned
Facility - Owned


VALLEY ROLLS, MARS, PA                      CONWAY, PA
----------------------                      ----------
Leveler Rolls and Back-Up Bearings          Mill Rolls Manufacturing
Manufacturing and Services Facility         Services Facility
900 Sq. Ft. Office                                   800 Sq. Ft. Office
13,200 Sq. Ft. Manufacturing                31,000 Sq. Ft. Manufacturing
Facility - Owned                            Facility - Owned

H-V MILL ROLL SERVICES, AMBRIDGE, PA        H-V RCI, GARY, IN
------------------------------------        -----------------
Mill Roll Service Facility                  Mill Rolls Service Facility
2,500 Sq. Ft. Office                        32,000 Sq. Ft. Office/Manufacturing
23,500 Sq. Ft. Manufacturing                Facility - Leased
Facility - Owned

CHICAGO ROLLS, ELK GROVE, IL
----------------------------
Leveler Rolls and Back-Up Bearings
Service Facility
9,400 Sq. Ft. Office/Manufacturing
Facility - Leased

In April 2000 the Chicago Rolls operation will be combined with the HV RCI operation in a new plant now being constructed. The new location will be leased and provides a 50,000 sq. ft. office and manufacturing facility.

FOREIGN

GenSystems Ltd., a subsidiary of GenInternational, leases office facilities near Birmingham, England where it designs, purchases components and sells metal coil processing equipment, and also has a sales office located in Walsall, West Midland.

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

ITEM 3 - LEGAL PROCEEDINGS

The Company is a defendant in various legal actions, arising in the ordinary course of business, including product liability claims. The Company is responsible for legal and settlement costs up to $100,000 associated with product liability claims and has insurance coverage for costs which exceed that amount, subject to specific and aggregate loss limitations. For the product liability claims against Herr-Voss for occurrences prior to 1998, the Company is responsible for legal and settlement costs up to $350,000. The Company believes that the ultimate liability, if any, resulting from these matters will not have a material effect on the Company's consolidated financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS MATTERS

The following table sets forth, for 1999 and 1998, the high and low price of the Company's Common Stock on the New York Stock Exchange-Composite Tape and the dividend per share paid on the Common Stock (ticker symbol GWO beginning September 1, 1999 and MMO prior to that date):

                                            1999                                                1998
                            -------------------------------------------         ---------------------------------
                                                         DIVIDEND                                         DIVIDEND
         QUARTER ENDED      HIGH            LOW           PAID                  HIGH             LOW        PAID
         --------------------------------------------------------------         ----------------------------------

         March 31        $ 7 1/2          $ 6 3/8        $  .05                 $ 8-1/2       $ 7-1/2       $  .05

         June 30         $ 9              $ 6 3/4        $  .05                 $ 8-15/16     $ 7-13/16     $  .05

         September 30    $ 9 1/8          $ 4            None                   $ 8-11/16     $ 7           $  .05

         December 31     $ 6 1/8          $ 3 1/8        None                   $ 7-1/8       $ 6-1/4       $  .05

At December 31, 1999, the number of holders of record for the Company's Common Stock was 737. Under its revolving credit facility the Company is restricted as to the amount of dividends it may pay in any year, as described in the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

ITEM 6 - SELECTED FINANCIAL DATA

The selected financial data set forth below for the five years ended December 31, 1999 has been derived from the audited financial statements of the Company and its consolidated subsidiaries. Such information should be read in conjunction with the financial statements. The operating data below excludes amounts from the machine tool and paper coating and laminating businesses which are classified as discontinued operations. Results from GenCoat (formerly GFG), beginning January 1, 1999 and Precision (including Herr-Voss), beginning July 1, 1999, are included in the data below. (Dollars in thousands, except per share amounts).

                                            1999             1998           1997           1996          1995
                                            ----             ----           ----           ----          ----
SUMMARY OF OPERATIONS:
    Net Sales                             $ 111,394       $    46,038     $  61,937      $  56,577      $  57,145
    Operating Income (Loss)
         from Continuing Operations       $   5,243       $     3,639     $  (1,846)     $  (1,104)     $     667
    Net Income (Loss) from Continuing
         Operations                       $    (428)      $     2,280     $  (2,672)     $   2,895      $    (191)


    Earnings (Loss) per Common
         Share from Continuing

         Operations                       $    (.11)      $       .60     $    (.71)     $     .77      $    (.05)

BALANCE SHEET DATA:

    Working Capital                       $  13,875       $    14,828     $  15,308      $  36,368      $  38,942
    Total Assets                          $ 185,467       $    82,750     $  66,100      $  94,351      $  86,757
    Debt                                  $  99,574       $    16,997     $   2,062      $  18,175      $  16,647
    Shareholders' Equity                  $  39,072       $    42,654     $  41,269      $  46,579      $  52,650

OTHER DATA:

    Cash Provided by (Used in)
        Operating Activities              $  (1,276)      $    (4,102)    $ (1,304)      $  (3,201)     $  (4,312)
    Payments of Indebtedness              $  36,497                       $ 20,464       $     120
    Additional Indebtedness               $ 118,234       $    14,786                    $   4,129      $  11,764
    Ending Backlog                        $  62,245       $    43,112     $ 28,826       $  40,070      $  45,861
    Cash Dividend per
        Common Share                      $     .10       $       .20     $    .20       $     .20      $     .20

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

During the three years ended December 31, 1999, the business of the Company has changed due to two acquisitions and the disposal of two previously identified segments. The data presented below includes results of operations from GenCoat (formerly GFG) for 1999 and from Precision (including Herr-Voss) beginning July 1, 1999. These entities, along with the Stamco operation, comprise the Company's sole operating segment, manufacturing and servicing equipment used in the processing of metal coils. Results from the Company's former machine tool and paper coating and laminating segments are included in discontinued operations. Accordingly, the assets and liabilities of these segments have been segregated on the consolidated balance sheets and the revenues and expenses have been reported as discontinued operations on the consolidated statements of operations.

The acquisition of Precision in 1999 provided the Company with additional revenue sources from services and aftermarket sales, which had not been a significant part of its previous coil processing equipment business. During the second half of 1999, revenues from services and aftermarket sales comprised over 25% of the Company's net sales, while the percentage prior to the acquisition had recently averaged about 7%. The Company intends to focus on continued growth in this sector of its business.

The Company's efforts in addressing Year 2000 issues relative to its computer systems and software were successful in eliminating any conditions which would negatively impact its ability to continue normal operations in 2000. In addition, it has not experienced any disruption from its key vendors and consultants due to problems occurring because of Year 2000 issues.

1999 COMPARED TO 1998

The Company reported a loss from continuing operations of $428 thousand in 1999 compared to income from continuing operations of $2.3 million in 1998. Included in 1999 results is a charge to operations of $600 thousand impairment of assets and $1.9 million for amortization of intangibles.

Net sales were $111 million in 1999 compared to $46 million in 1998. Sales of $42 million from Precision, which was acquired on June 30, 1999, and $23 million from GFG, which was acquired on December 31, 1998 comprised the increase.

Cost of sales as a percentage of sales was 77.8% in 1999 compared to 76.3% in 1998. Although the businesses acquired since 1998 have historically experienced higher margins than were experienced in 1999, low order volume, particularly in the third quarter of 1999, affected the sales volume and related gross margins.

Selling, general and administrative expense increased to $17.1 million in 1999 of which $8.1 million was the result of acquired businesses compared to $7.3 million in 1998. In 1999, additional depreciation of $700 thousand, a large portion of which related to the Company's new management information system and $600 thousand of legal and other costs for settlement of litigation related to contract performance comprised a large portion of the difference. An increase in interest expense of $5.1 million in 1999 compared to 1998 was the result of a higher level of borrowing which was used to finance the Company's acquisitions. The income tax provision in 1999 was disproportionate to pre-tax earnings as a result of the nondeductibility of amortization of intangibles for tax purposes.

1998 COMPARED TO 1997

The Company reported income from continuing operations of $2.3 million in 1998 compared to a loss from continuing operations of $2.7 million in 1997. Included in 1998 results is a $250 thousand reserve for costs to close the Company's coil processing operations in Germany. During 1997, the Company recorded a charge for asset impairment of $2.4 million of which $1.5 million related to assets held for sale, while the remaining $894 thousand related to the Company's decision to close the German coil processing operation.

Net sales from continuing operations were $46 million in 1998 compared to $62 million from continuing operations in 1997. The lower sales in 1998 were the result of the sale and closure of a German subsidiary and lower overall sales volume, which resulted from a low order backlog entering 1998.

Cost of sales as a percentage of sales was 76.3% in 1998 compared to 85.0% in 1997. The improvement in gross margin percentage resulted from the sale and closure of a German subsidiary, which generated poor gross margin, and an improvement in gross margin at the Company's domestic operations. The improvement in margin resulted primarily from lower raw materials costs.

Selling, general and administrative expense decreased to $7.3 million in 1998 from $8.7 million in 1997. Closure of the German operations along with the Company's efforts to streamline the administration of the ongoing businesses resulted in this decrease in administrative expense. Interest expense declined in 1998 due primarily to using proceeds from the sale of businesses to repay indebtedness. The Company's income tax provision (benefit) generally reflects the statutory rates in the jurisdiction in which the Company operated in 1998.

LIQUIDITY AND CAPITAL RESOURCES

During 1999, 1998 and 1997 the Company's continuing operating activities used $1.3 million, $4.1 million and $1.3 million of cash, respectively. A major component of operating cash activity each year is changes in the Company's working capital, which required $3.9 million in 1999, $6.1 million in 1998. There was no net change in working capital in 1997. These working capital changes relate primarily to changes in inventory balances and the timing of collection of accounts receivable and payment of accounts payable and accrued expenses. The Company also paid $2.6 million in debt acquisition costs in 1999 related to the credit facility as described below. Included in 1999 operating results is $1.7 million of income earned on investments carried in the Company's overfunded pension plans, while $3.2 and $2 million of income was recognized in 1998 and 1997, respectively. This income does not generate operating cash to the Company, as the Company's pension assets are held in a trust to fund the Company's obligations under its pension plans. Because of its net operating loss position for Federal income tax purposes, the Company was not required to pay Federal income taxes on its aggregate 1998 earnings from continuing and discontinued operations nor did it receive a cash refund for the income tax benefit it recorded in 1999 and 1997. Other non-cash charges in 1999 included $777 thousand related to a provision for asset impairment and a write down of inventory. In 1997, a reserve of $2.7 million was recorded for asset impairment and for closure of certain of the Company's operations.

The Company's capital expenditures in 1999 totaled $2.8 million primarily for machinery and equipment for the Company's new roll center refurbishing facility in Indiana and costs relating to the Company's new management information system. The Company's capital expenditures in 1998 totaled $2.4 million, primarily related to implementation of the management information system, including the purchase of new computer hardware. During 1997, the sale of Sidney division assets generated $7.2 million. The Company used proceeds from this sale and collection of accounts receivable to repay $20.6 million of its bank debt. In December 1998, the Company borrowed $13.5 million under its line of credit to acquire GFG Corporation.

The Company significantly increased its debt financing as a result of the Precision acquisition in June 1999. The Company's capitalization (indebtedness plus shareholders' equity) increased from $60 million at December 31, 1998 to $139 million at December 31, 1999 and the ratio of the indebtedness to capitalization increased from 28% at December 31, 1998 to 72% at December 31, 1999. The Company's credit facilities consist of two term loans and a revolving credit line, provided under one credit agreement. The revolving credit line, available through June 30, 2006, provides for loans and letters of credit of up to $30 million. At December 31, 1999, the Company had borrowed $16.1 million and had issued $4.3 million of letters of credit under this facility. The credit agreement restricts the Company from incurring additional indebtedness, as defined in the agreement. In addition, the Company is required to use proceeds from the termination of any pension plans, the issuance of any debt or equity securities and the sale of any assets not in the ordinary course of business to repay the amount outstanding under the term loans. In February 2000, the Company received $7.74 million from the sale of its machine tool division and used $7.55 million of that amount to repay the term loans. Also in February 2000, the Company received $14.1 million from the final asset distributions of its terminated pension plans and used $10.4 million of proceeds to further reduce the amount outstanding under the term loans. The Company also incurred a liability for excise taxes of $2.8 million relating to the terminated plans.

The Company's manufacturing cycle from receipt of an order to shipment of equipment can extend to a year or longer. To the extent possible during the negotiation of contracts, the Company attempts to receive cash payments from its customers equal to or in excess of the amount of cash expenditures required during the manufacturing process. However, these types of cash payment terms are not always attainable. In addition, equipment manufactured by the Company may be required to achieve certain performance tests before the customer is required to make the final contractual payment, which can be 10% or more of the contract value. The Company is presently proposing on contracts with values significantly larger than the contracts historically obtained by the Company. The manufacture of the equipment under these contracts could require significant working capital depending on the cash payment terms contained in the contract. To the extent that the Company is not able to continue to obtain orders in sufficient amounts and with favorable cash payment terms, the Company will be required to use its revolving credit facility to provide working capital. If the amount of funds available to the Company under its present credit facility is not adequate to provide for its working capital needs, the Company would likely request additional funding from its present lender or pursue other financing sources.

The Company's sales contracts may require letters of credit to secure advance payments received during the manufacturing cycle or during the warranty period for the equipment. The issuance of the letters of credit in these situations would reduce the borrowing capacity of the Company under its revolving credit facility.

The Company has two properties for sale which are not used in its operations. The estimate of the value of these properties is between $3 and $4.5 million, although the timing of the sale and the ultimate sale prices are not known.

During February 2000, $4.7 million was provided from the termination of two pension plans to fund future retirement plan obligations. In addition, certain retirement plans hold assets substantially in excess of plan liabilities. Based on the amount presently available in its pension trusts, the Company anticipates that no operating funds will be required to fund the $1.3 million annual cost of its retirement plans for the next four to five years.

The Company estimates a normal annual level of capital expenditures to be in the range of $3 to $5 million, and anticipates an amount in that range will be expended during 2000. In addition, the company plans to expand the roll refurbishment sector of its business, as part of its long-range growth plan and is considering opening such a business in 2000, at an investment of approximately $4 million.

During 1999, the Company suspended paying a dividend on its common shares.

BACKLOG

The Company's backlog at December 31, 1999 was $62.2 million compared to a beginning of year backlog of $43.0 million for its ongoing businesses. The Company recorded $98.9 million of orders during 1999.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

INTEREST RATE RISK

At December 31, 1999 the Company was paying a variable rate of interest on $84 million of its bank debt and a 12% fixed rate of interest on its $15 million subordinated debt. The Company has the option of paying interest on the bank debt at either LIBOR or prime rate, plus a lending margin. At December 31, 1999, $81.9 million of the bank debt was borrowed under the LIBOR interest rate option, with the remaining $2.1 million borrowed under prime rate. The average interest rate on the amount borrowed at December 31, 1999, including the base rate of interest plus lending margin spread, was 8.94%. A .25% change in LIBOR or prime rate would impact the annual interest cost by $210 thousand, based on the amount of debt outstanding at December 31, 1999. Under its credit agreement, the Company is required to establish an interest rate protection program which is satisfactory to its lender. Subsequent to year-end, the Company entered into an interest rate swap contract for a portion of its variable rate bank debt. The notional amount under the contract declines from an initial amount of $24.5 million to $14.5 million at the maturity of the contract on June 30, 2003. The receive rate under the contract is 90 day LIBOR (presently 6.13%) and the pay rate is 7.16%. This transaction will have the near term impact of increasing the Company's borrowing costs based on the present 90 day LIBOR rate.

FOREIGN CURRENCY RISK

The Company has limited market risk exposure to changes in foreign exchange rates, as it does not have a substantial portion of its operating assets, liabilities and cash flows in currencies other than the U.S. dollar. Its foreign operation, which provides less than 10% of sales, total assets and total liabilities, is located in the United Kingdom. This operation uses its local currency as its functional currency and primarily buys and sells using that same currency.

The Company intends to minimize its exposure to foreign currency risks by negotiating its contracts in U.S. dollars or in British pounds for contracts involving its United Kingdom operation. Currently it does not conduct a significant portion of its business in foreign currencies. Based upon the Company's overall foreign currency exchange rate exposure at December 31, 1999, a 10% adverse change in currency rates would not materially affect the Company's financial position, results of operations or cash flows. In situations where the Company projects to be long or short for a material amount of non U.S. or British currencies for an extended period of time, it evaluates the advantage of hedging some or a portion of its exposure. The Company did not have any foreign currency hedge contracts outstanding at December 31, 1999.

NEW ACCOUNTING STANDARDS

All issued accounting standards presently applicable to the Company have been adopted by the Company.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including forward foreign exchange contracts, and for hedging activities. It will require entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for gains and losses from changes in the fair value of a particular derivative will depend on the intended use of the derivative. In June 1999, FASB issues SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" which postponed the Company's required adoption of SFAS No. 133 until 2001. The Company does not expect the eventual adoption of SFAS No. 133 to have a material impact on the results of its operations or financial position.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             INDEX TO FINANCIAL STATEMENTS                     PAGE



           Report of Independent Accountants                                    14

           Consolidated Balance Sheets - December 31, 1999 and 1998             15-16

           Consolidated Statements of Results of Operations and
               Comprehensive Income (Loss) - for the years ended
               December 31, 1999, 1998 and 1997                                 17

           Consolidated Statements of Shareholders' Equity -
               for the years ended December 31, 1999, 1998 and 1997             18

           Consolidated Statements of Cash Flows - for the years ended
               December 31, 1999, 1998 and 1997                                 19-20

           Notes to Consolidated Financial Statements                           21-45


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Genesis Worldwide Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Genesis Worldwide Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers  LLP
Dayton, Ohio

March 9, 2000

GENESIS WORLDWIDE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31, 1999 and 1998

(Dollars in thousands)

ASSETS                                                     1999         1998
                                                           ----         ----
Cash and cash equivalents                                $    559     $ 1,708

Accounts receivable, net of allowance for doubtful
    accounts of $930 and $1,123 in 1999 and 1998,
    respectively                                           22,107      12,932

Inventories                                                10,016       3,546

Cost and estimated earnings in excess of billings on
     uncompleted contracts                                 12,702       8,557

Prepaid expenses                                            1,783         646


Deferred income taxes                                       6,816       1,874

Net current assets from discontinued operations             8,077       7,533
                                                         --------     -------

    Current assets                                         62,060      36,796

Property, plant and equipment, net                         27,770       6,657

Prepaid pension cost                                       19,849      19,051

Deferred income taxes                                       2,297       1,631

Intangible assets                                          68,473      10,099

Other assets                                                5,018       3,113

Net long-term assets from discontinued operations                       5,403
                                                         --------     -------

    Total assets                                         $185,467     $82,750
                                                         ========     =======


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART

                    OF THE CONSOLIDATED FINANCIAL STATEMENTS

GENESIS WORLDWIDE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31, 1999 and 1998
(Dollars in thousands, except per share amounts)



LIABILITIES                                                                             1999          1998
                                                                                        ----          ----

         Short-term borrowings                                                       $              $    500
         Accounts payable                                                               20,557         7,109
         Accrued liabilities                                                            15,126         8,842
         Billings in excess of costs and estimated earnings
             on uncompleted contracts                                                    6,962         5,517
         Current portion of long-term debt                                               5,540
                                                                                     ---------      --------

             Current liabilities                                                        48,185        21,968

         Postretirement benefits                                                         3,054         1,450
         Other liabilities                                                               1,122           181
         Long-term debt, less current portion                                           94,034        16,497
                                                                                     ---------      --------

             Total liabilities                                                         146,395        40,096

         Commitments and contingencies

SHAREHOLDERS' EQUITY

         Preferred stock, no par value, $1.80 cumulative convertible, $1 stated value; 500,000 shares authorized;

                 14,642 shares issued and outstanding in 1999 and 1998
             (liquidation preference of $586)                                               14            14

         Common stock, no par value, 12,000,000 shares authorized;
             4,283,927 and 3,769,427 shares issued and outstanding
             in 1999 and 1998, respectively                                              9,500         5,815

         Unearned compensation, restricted stock                                           (22)          (35)
         Retained earnings                                                              29,685        37,040
         Accumulated other comprehensive income (loss)                                    (105)         (180)
                                                                                     ---------      --------

             Total shareholders' equity                                                 39,072        42,654
                                                                                     ---------      --------

             Total liabilities and shareholders' equity                              $ 185,467      $ 82,750
                                                                                     =========      ========


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART

                    OF THE CONSOLIDATED FINANCIAL STATEMENTS

GENESIS WORLDWIDE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) for the years ended December 31, 1999, 1998 and 1997
(Dollars in thousands,  except per share amounts)

                                                                         1999              1998              1997
                                                                         ----              ----              ----
Net sales                                                              $111,394         $ 46,038         $  61,937

Cost of sales                                                            86,610           35,128            52,650
Selling, general and administrative expenses                             17,083            7,271             8,739
Amortization of intangibles                                               1,858
Impairment and other disposal costs                                         600                              2,394
                                                                       --------         --------         ---------

         Total costs and operating expenses                             106,151           42,399            63,783
                                                                       --------         --------         ---------

Operating income (loss)                                                   5,243            3,639            (1,846)

Other income (expense):
         Interest expense                                                (5,450)            (368)             (960)
         Interest income                                                    281              161               510
         Other income (expense), net                                        301               54              (841)
                                                                       --------         --------         ---------

Income (loss) before income taxes                                           375            3,486            (3,137)
Income tax (provision)  benefit                                            (803)          (1,206)              465
                                                                       --------         --------         ---------
Income (loss) from continuing operations                                   (428)           2,280            (2,672)

Discontinued operations:
         Loss from operations of discontinued segments,
         net of income tax benefit of $1,203, $106
         and $638 in 1999, 1998 and 1997, respectively                  ( 2,139)            (197)           (1,530)

         Loss on disposal of discontinued segments,
         net of income tax benefit of $2,465                             (4,383)
                                                                       --------         --------         ---------
Net income (loss)                                                        (6,950)           2,083            (4,202)

Other comprehensive income (loss) -
            foreign currency translation adjustments                         75              (32)             (375)
                                                                       --------         --------         ---------

Comprehensive income (loss)                                            $ (6,875)        $  2,051         $  (4,577)
                                                                       ========         ========         =========
Earnings (loss) per common share, basic and diluted:
    From continuing operations                                         $   (.11)        $    .60         $    (.71)
    Discontinued operations
        Loss from operations                                               (.53)            (.05)             (.41)
        Loss on disposal                                                  (1.09)
                                                                       --------         --------         ---------
Net earnings (loss)                                                    $  (1.73)        $    .55         $   (1.12)
                                                                       ========         ========         =========

Average shares outstanding:
         Basic                                                        4,032,197        3,768,480         3,757,717
         Diluted                                                      4,032,197        3,768,480         3,757,717



                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended December 31, 1999, 1998 and 1997
(Dollars in thousands, except per share amounts)

                                                                                                            Accumulated
                                                                                                               Other
                                             Preferred      Common        Unearned           Retained       Comprehensive
                                               Stock         Stock       Compensation        Earnings        Income/Loss      Total
                                               -----         -----       ------------        --------        -----------      -----
Balance , December 31, 1996                   $  14         $5,618                            $40,720        $   227        $46,579

    Net loss                                                                                   (4,202)                       (4,202)

    Cash dividends:
        $ .20 per share - Common                                                                 (754)                         (754)
        $1.80 per share - Preferred                                                               (27)                          (27)

    Restricted stock awards:
        Shares granted                                         123        $      (123)
        Amortization                                                               48                                            48

Other comprehensive income (loss)                                                                               (375)          (375)
                                             ------         ------             ------         -------       --------        -------
Balance, December 31, 1997                       14          5,741                (75)         35,737           (148)        41,269

    Net income                                                                                  2,083                         2,083

    Cash dividends:
        $ .20 per share - Common                                                                 (754)                         (754)
        $1.80 per share - Preferred                                                               (26)                          (26)

    Restricted stock awards:
        Shares granted                                          74                (74)

        Amortization                                                              114                                           114

Other comprehensive income (loss)                                                                                (32)           (32)
                                             ------         ------             ------         -------       --------        -------
Balance, December 31, 1998                       14          5,815                (35)         37,040           (180)        42,654

    Net  loss                                                                                  (6,950)                       (6,950)

    Cash dividends:
         $ .10 per share - Common                                                                 (378)                        (378)
         $1.80 per share - Preferred                                                              (27)                          (27)

    Issuance of common stock                                 3,294                                                            3,294
    Issuance of warrants                                       291                                                              291

    Restricted stock awards

      Shares granted                                           100                (42)                                           58
      Amortization                                                                 55                                            55

Other comprehensive income (loss)                                                                                 75             75
                                             ------         ------             ------         -------       --------        -------
Balance, December 31, 1999                   $   14         $9,500             $  (22)        $29,685       $   (105)       $39,072
                                             ======         ======             ======         =======       ========        =======


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART

                    OF THE CONSOLIDATED FINANCIAL STATEMENTS

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
for the years ended  December 31, 1999, 1998 and 1997
(Dollars in thousands)

                                                                  1999         1998          1997
                                                                  ----         ----          ----
Cash flows from operating activities:
     Net income (loss)                                         $ (6,950)     $  2,083      $(4,202)
     Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
         Loss from discontinued operations                       10,190           303        2,168
         Depreciation and amortization                            4,319           731          802
         Equity in earnings of affiliates                           115
         Prepaid pension cost                                    (1,739)       (3,289)      (2,014)
         Deferred tax provision (benefit)                        (2,865)        1,100         (719)
         Gain  on sale of fixed assets                              (14)          (10)         (79)
         Provision for inventory write-down                         177            35          751
         Impairment of assets                                       600                      1,914
     Changes in operating assets and liabilities excluding
      discontinued operations and effect of acquisitions
      in 1999 and 1998
         Accounts receivable                                     (1,652)       10,130          190
         Inventories                                              1,782          (354)      (7,141)
         Costs and estimated earnings in excess of
                billings on uncompleted contracts                (2,133)       (7,796)       7,180
         Billings in excess of costs and estimated
              earnings on uncompleted contracts                  (6,408)          484          427
                 Other assets                                    (1,209)        1,051           96
               Accounts payable                                   4,467        (2,463)         201
         Accrued liabilities                                         44        (6,107)        (878)
                                                               --------      --------      -------

      Net cash used in operating activities                      (1,276)       (4,102)      (1,304)

Cash flows from investing activities:

      Capital expenditures                                       (2,843)       (2,430)        (479)
      Acquisition of businesses, net of cash acquired           (71,002)      (13,181)
      Purchase of other assets                                      546
      Proceeds from sales of fixed assets                           244            10          416
      Proceeds from sale of Sidney division assets                                           7,167
                                                               --------      --------      -------

     Net cash provided by (used in) investing activities        (73,055)      (15,601)       7,104



                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART

                     OF THE CONSOLIDATED FINANCIAL STATEMENT

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
for the years ended December 31, 1999, 1998 and 1997
(Dollars in thousands)

                                                                1999          1998          1997
                                                                ----          ----          ----
Cash flows from financing activities:
    Dividends paid                                               (405)         (780)         (779)
    Issuance of stock                                              84
    Debt acquisition costs                                     (2,562)
    Proceeds from (repayment of) short-term borrowings           (500)          500        (4,351)
    Proceeds from long-term borrowings                        118,234        14,286
    Repayment of long-term borrowings                         (35,997)                    (16,113)
                                                            ---------      --------      --------

    Net cash provided by (used in) financing activities        78,854        14,006       (21,243)


Effect of exchange rates on cash                                 (120)          (86)         (176)
                                                            ---------      --------      --------

 Net cash provided by (used in) continuing operations           4,403        (5,783)      (15,619)

Net cash provided by (used in) discontinued operations         (5,552)        3,356        16,938

Cash, beginning of year                                         1,708         4,135         2,816
                                                            ---------      --------      --------

Cash, end of year                                           $     559      $  1,708      $  4,135
                                                            =========      ========      ========

Supplemental cash flow information:

         Cash paid (received) during the year for:

              Interest                                      $   5,534      $    362      $  1,102
              Income taxes                                  $    (161)

         Non Cash transactions:
             Common shares issued in acquisition            $   3,294
             Warrants issued in acquisition                 $     291
              Note receivable on sale of property           $     348

         Acquisition of businesses:
             Fair value of assets acquired                  $ 105,756      $ 17,128
             Cash paid                                      $  78,075      $ 13,497
             Issuance of common stock                       $   3,295
             Liabilities assumed                            $  24,386      $  3,631


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART

                    OF THE CONSOLIDATED FINANCIAL STATEMENTS

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS - Genesis Worldwide Inc. and Subsidiaries (the "Company"), formerly known as The Monarch Machine Tool Company, engineers and manufactures high quality metal coil processing, roll coating and electrostatic oiling equipment in the United States and the United Kingdom. The Company also provides mill roll reconditioning, texturing and grinding services in addition to its rebuild, repair and spare parts business. The Company has operating locations in the United States and the United Kingdom and provides equipment and services to customers both in the United States and internationally. The consolidated financial statements include the accounts of the Company and its joint ventures, which are accounted for under the equity method of accounting. All intercompany accounts and transactions have been eliminated.

         The following is a summary of the significant accounting policies:

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS - Cash equivalents include those obligations which are readily convertible to cash and have a stated maturity of three months or less when purchased.

         INVENTORIES - Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis.

         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are recorded at cost and depreciated principally under the straight-line method, over their estimated useful lives. Repairs which do not extend the useful life of the asset are expensed as incurred. Major renewals or renovations are capitalized. When assets are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is recognized.

              The   Company   recognizes   depreciation   using  the   following
         depreciable lives:

                   Buildings                     20-35 years
                   Machinery and equipment          10
                   Furniture and fixtures         5-10
                   Automobiles                     3-5
                   Computer equipment              3-5
                   Computer software                5

         LONG-LIVED ASSETS - The Company performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

         An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

         INTANGIBLE ASSETS - Intangible assets consist of goodwill and other intangibles. Goodwill represents the excess of purchase price over the fair value of net assets acquired and is being amortized on a straight-line basis over twenty-five years. Goodwill relates to the Company's purchase of Precision Industrial Corporation on June 30, 1999 and the purchase of GFG Corporation on December 31, 1998 (see note 2). Other intangibles, predominantly unpatented technology and service agreements, are stated at appraised fair market value and amortized on a straight line basis over periods of 8-20 years. The carrying value of goodwill and intangibles will be reviewed periodically if the facts and circumstances suggest that it may be impaired. If the review indicates that goodwill and other intangibles will not be recoverable, as determined by the undiscounted cash flow method, the assets will be reduced to their estimated recoverable value.

         REVENUE RECOGNITION - Revenues are recorded at the time products are shipped, except for significant long-term contracts which are recorded on the percentage-of-completion method. Revenue and gross profit are recognized as work is performed based on the relationship between actual manufacturing, engineering and assembly hours incurred and total estimated manufacturing, engineering and assembly hours at completion. In addition, revenue and gross profit for major subcontract work is recognized on a straight-line basis over the period of the contract. Revenue and gross profit are adjusted prospectively for revisions in estimated total contract costs. Estimated losses on contracts are recorded when identified.

         RESEARCH AND DEVELOPMENT COSTS - Research and development costs, which are expensed as incurred, were approximately $265, $1,265, and $1,474, in 1999, 1998 and 1997, respectively.

         FOREIGN CURRENCY - The Company's foreign subsidiaries use the local currency as their functional currency. Accordingly, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the year. Currency translation adjustments resulting from fluctuations in exchange rates are recorded in other comprehensive income.

         EARNINGS PER SHARE - Basic earnings per common share is computed by dividing net income (loss), after adjustment for the preferred stock dividend requirement, by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by adding the dilutive effect of common stock equivalents, such as the convertible preferred shares and any stock options outstanding, to the weighted average number of common shares outstanding.

         ENVIRONMENTAL REMEDIATION COSTS - Costs incurred to investigate and remediate contaminated sites are expensed. Liabilities for these expenditures are recorded, on an undiscounted basis, when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

         STOCK BASED COMPENSATION - The Company measures compensation cost for its stock option plans using the intrinsic value method.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

         POSTRETIREMENT BENEFITS - The Company accrues the cost of providing postretirement benefits for medical and life insurance coverage over the active service period of the employee. These benefits are funded by the Company when paid.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The financial instruments of the Company consist mainly of cash, long-term investments, current and non-current accounts receivables, short-term and long-term debt, accounts payable, accrued liabilities and long-term liabilities. In view of their nature, the fair value of the financial instruments included in working capital of the Company is usually identical or close to their carrying amount. The fair value of non-current receivables and long-term liabilities also approximates their carrying value, because they bear interest at rates close to the prevailing market rates.

         INCOME TAXES - The provision for income taxes is computed based on the pre-tax income (loss) included in the Consolidated Statement of Operations. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

         SEGMENT DATA - The Company operates in one industry segment which includes the design and manufacture of equipment used in the coil processing industry in the United States and Europe.

         RECENT PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including forward foreign exchange contracts, and for hedging activities. It will require entities to recognize all derivatives as either assets or liabilites in the statement of financial position and measure those instruments at fair value. The accounting for gains and losses from changes in the fair value of a particular derivative will depend on the intended use of the derivative. In June 1999, FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective date of FASB Statement No. 133" which postponed the Company's required adoption of SFAS No. 133 until 2001. The Company does not expect the eventual adoption of SFAS No. 133 to have a material impact on the results of its operations or financial position.

         During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. SAB 101 is effective for fiscal years beginning after December 15, 1999. The Company will adopt SAB 101 in the first quarter of 2000 and believes that such adoption will not have a material adverse effect on its consolidated results of operations or financial position.

         RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the 1999 presentation.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

2.       ACQUISITION OF BUSINESSES

         On June 30, 1999, the Company acquired Precision Industrial Corporation and Subsidiaries, including Herr-Voss Industries, Inc. ("Precision"). Precision designs, manufactures, installs and services metal coil processing equipment and also manufactures and services rolls for metal leveling. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of Precision have been included in the consolidated financial statements since the date of acquisition. The purchase price paid by the Company for all of the outstanding capital stock of Precision consisted of $36,895 cash paid to seller, $25,340 of cash used to pay seller bank debt and accrued interest, a $15,000 seller subordinated note, a $840 junior subordinated note and 500,000 shares of the Company's Common Stock (valued at $6.59 a share). The adjusted purchase price was $81,370, plus fees and expenses paid in connection with the purchase of approximately $1,010.

         Goodwill of $38,477 was recorded as part of this transaction and is being amortized over 25 years using the straight-line method. Significant preacquisition contingencies include the determination of the adjustments necessary to pension liabilities. The resolution of these contingencies could result in an adjustment to assets and liabilities at acquisition date and a corresponding adjustment to goodwill.

         On December 31, 1998, the Company acquired GFG Corporation ("GFG"). GFG designs and assembles roll coating, electrostatic oil application and strip processing equipment used by the metal coil processing industry. The acquisition of GFG has been accounted for under the purchase method of accounting and accordingly, the results of operations of GFG have been included in the consolidated financial statements since the date of acquisition. The purchase price paid by the Company for all of the outstanding common stock of GFG totaled $12,972 in cash, after other post-closing adjustments. Goodwill of $9,773 was recorded in this transaction and is being amortized over 25 years on a straight-line basis.

         The following table reflects unaudited pro forma combined results of operations of the Company as if the acquisitions of Precision and GFG had occurred at the beginning of each respective period:

                                                             1999            1998
                                                             ----            ----

                  Net sales                                $155,919        $146,154

                  Income (loss) from continuing                (739)          2,477
                        operations

                  Net income (loss)                          (7,261)          2,280

                  Earnings (loss) per common share - basic and diluted:

                           From Continuing operations          (.17)            .58
                           Net income (loss)                  (1.70)            .53

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

         These unaudited pro forma results include certain adjustments, such as elimination of management costs not expected to be incurred after the acquisitions, additional depreciation as a result of the step-up in the basis of fixed assets, additional expense related to the amortization of goodwill and other intangible assets and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the combination occurred at the beginning of each period presented or of future results of operations of the combined entities.

3.       DISPOSAL OF SEGMENTS

         In February 2000, the Company sold substantially all the assets of the machine tool division located in Cortland, New York, including inventory, property, plant and equipment and accounts receivable with a carrying value of $16,900. The buyer paid $7,700 in cash and assumed $3,800 in liabilities. The loss on disposal of $3,968 (net of taxes of $2,232) consisted of an estimated loss on disposal of $3,712 and a provision of $256 for anticipated operating losses until the disposal date.

         The machine tool division, along with the Sidney division which was sold in 1997, comprised the Company's machine tool segment. The results of the machine tool segment are reported as discontinued operations in these financial statements. Net sales from the discontinued segment of $16,505, $30,433 and $41,561 for the years ended December 31, 1999,
         1998 and 1997 respectively, and the related cost of sales, general and administrative costs and interest expense have been reclassified from continuing operations and are included in the loss from discontinued operations.

         In December 1999, the Company adopted a plan to discontinue the paper coating and laminating segment of its business. The plan of disposal provides for the servicing and installation of two remaining contracts which should be completed by June 2000. Net assets of $143 at December 31, 1999 consists of accounts receivable and accounts payable which will be settled or received in cash in 2000 and fixed assets which are carried at net realizable value.

         Net sales from the discontinued segment of $2,873, $2,595 and $3,618 for the years ended December 31, 1999, 1998 and 1997, respectively, and the respective cost of sales, general and administrative costs and interest expense have been reclassified from continuing operations and are included in the loss from discontinued operations.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

         The following table summarizes the net loss from operations and loss on disposal of the discontinued segments for the years ended December 31,

                                                                       1999             1998              1997
                                                                       ----             ----              ----
                  Net loss from operations:

                      Machine Tool segment                          $ (2,417)        $    549         $   (631)
                      Paper Coating and Laminating segment              (925)            (852)          (1,537)
                                                                    --------         --------         --------
                                                                      (3,342)            (303)          (2,168)

                  Tax benefit                                          1,203              106              638
                                                                    --------         --------         --------
                  Loss from operations                              $ (2,139)        $   (197)        $ (1,530)
                                                                    ========         ========         ========

                  Loss on disposal:

                      Machine Tool segment                          $ (6,200)
                      Paper Coating and Laminating segment              (648)
                                                                    --------
                                                                      (6,848)

                  Tax benefit                                          2,465
                                                                    --------
                     Loss on disposal                               $ (4,383)
                                                                    ========

The net current and long-term assets of discontinued operations are summarized as follows at December 31,

                                                                        1999             1998
                                                                      --------         --------
         Net current assets:
             Machine Tool segment                                   $  7,934         $  7,838
             Paper Coating and Laminating segment                        143             (305)
                                                                    --------         --------
                                                                       8,077            7,533
                                                                    --------         --------

         Net non-current assets:
             Machine Tool segment                                       --              4,704
             Paper Coating and Laminating segment                       --                699
                                                                    --------         --------
                                                                        --              5,403
                                                                    --------         --------

                                                                    $  8,077         $ 12,936
                                                                    ========         ========

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

4.             INVENTORIES

            At December 31, 1999 and 1998, inventories are as follows:

                                                                  1999            1998
                                                                  ----            ----
             Finished goods                                    $     889        $
             Work-in-process                                       3,252           3,327
             Raw materials                                         5,875             219
                                                                --------        --------

                  Total first-in, first-out cost               $  10,016        $  3,546
                                                               =========        ========


5.       CONTRACTS IN PROCESS

         Amounts included in the consolidated financial statements related to uncompleted contracts are as follows:

                                            Costs and                  Billings in
                                            Estimated                  Excess of
                                            Earnings in                Costs and
                                             Excess                    Estimated
                                           of Billings                  Earnings                  Total
                                           -----------                 ------------              -------
         December 31, 1999:
            Costs                          $ 84,496                   $  8,263                  $ 92,759
         Estimated earnings                  19,508                      3,171                    22,679
                                           --------                     ------                  --------
                                            104,004                     11,434                   115,438

         Less amounts billed                (91,302)                   (18,396)                 (109,698)
                                           --------                  ---------                  --------
                                           $ 12,702                  ($  6,962)                    5,740
                                           ========                  =========                  ========

         December 31, 1998:
            Costs                          $ 49,164                     $3,597                   $52,761
         Estimated earnings                  14,683                        540                    15,223
                                           --------                  ---------                  --------
                                             63,847                      4,137                    67,984

            Less amounts billed             (55,290)                    (9,654)                  (64,944)
                                           --------                  ---------                  --------
                                           $  8,557                  $  (5,517)                 $  3,040
                                           ========                  =========                  ========

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

6.       INCOME TAXES

         The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         The income (loss) before income taxes reflected in the consolidated financial statements is classified between continuing and discontinued operations as follows:

                                                       1999            1998             1997
                                                       ----            ----             ----
             Continuing operations                    $    375        $ 3,486         $(3,137)
             Discontinued operations                   (10,190)          (303)         (2,168)
                                                      --------        -------         --------
                                                      $ (9,815)       $ 3,183         $(5,305)
                                                      =========       ========        ========

         The income (loss) before income taxes reflected in the consolidated financial statements is comprised of the following:


                                                  1999             1998              1997
                                                  ----             ----              ----
             United States                    $  (139)           $ 2,842          $ (1,726)
             Europe                               514                644            (1,411)
                                              -------            -------          --------

                                              $   375            $ 3,486          $ (3,137)
                                              =======            =======          ========


         The income tax provision (benefit) reflected in the consolidated financial statements is classified between continuing and discontinued operations as follows:

                                                 1999              1998              1997
                                                 ----              ----              ----

             Continuing operations            $     803           $ 1,206           $   (465)
             Discontinued operations             (3,668)             (106)              (638)
                                              ---------           -------           --------

                                              $  (2,865)          $ 1,100           $ (1,103)
                                              =========           =======           ========

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

The income tax provision (benefit) reflected in the consolidated financial statements is comprised of the following:

                                          1999            1998            1997
                                          ----            ----            ----

Current:
   Federal                              $               $               $
   State                                     70
   Foreign                                   55              16            (277)
                                        -------         -------         -------
                                            125              16            (277)

Deferred:
   Federal                               (1,078)          1,825           1,856
   State                                    (63)
                                        -------         -------         -------
                                         (1,141)          1,825           1,856

Net operating loss carryforward:

  Federal                                (1,869)           (937)         (2,905)
   State                                   (110)
  Foreign                                   130             196             223
                                        -------         -------         -------
                                         (1,849)           (741)         (2,682)
                                        -------         -------         -------

                                        $(2,865)        $ 1,100         $(1,103)
                                        =======         =======         =======

The differences between the statutory U.S. income tax rate and effective income tax rate are as follows:

                                         1999      1998      1997
                                         ----      ----      ----

  U.S. income tax rate                    34%       34%       34%
  Effect of state tax and foreign
     operations                            2%        1%      (13)%
  Impact of goodwill amortization        (7)%
                                        -----      -----     -----
                                          29%       35%       21%
                                        =====      =====     =====

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

         The effect of the foreign operations in 1997 is primarily due to a valuation allowance provided against the deferred tax assets of the Company's subsidiaries in Germany.

         The components of deferred taxes included in the consolidated balance sheets are as follows:

                                                1999              1998
                                                ----              ----
Deferred tax assets:
    Accounts receivable                      $    278         $    424
    Inventories                                   489              210
    Intangible assets                             484              535
    Product liability reserve                     393              185
    Valuation reserves                          2,232
    Other liabilities and reserves              3,424            1,056
    Postretirement benefits                     1,597              493
    Net operating loss and tax credit
         carryforwards                         11,007            8,966
                                             --------         --------

         Total deferred tax assets             19,904           11,869
         Less valuation allowance              (1,383)          (1,383)
                                             --------         --------
         Deferred tax asset                    18,521           10,486

Deferred tax liabilities:
    Property, plant and equipment              (2,431)            (503)
    Prepaid pension cost                       (6,977)          (6,478)
                                             --------         --------

         Deferred tax liability                (9,408)          (6,981)
                                             --------         --------

Net deferred tax asset                          9,113            3,505

Net current deferred tax asset                  6,816            1,874
                                             --------         --------

Net non-current deferred tax asset           $  2,297         $  1,631
                                             ========         ========

Generally accepted accounting principles require a valuation allowance against deferred tax assets if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes that a valuation allowance is not necessary, other than a valuation allowance relating to the net operating loss carryforwards of the Company's subsidiaries in Germany, which are being liquidated. The Company anticipates that the deferred tax assets will be realized as a result of the utilization of deferred tax liabilities, the generation of future taxable income and the existence of appreciated values over the tax basis of the Company's net assets. However, a valuation allowance against the deferred tax assets could be required if estimates of future taxable income are reduced.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

         At December 31, 1999, the Company has domestic net operating loss carryforwards available to offset future taxable income. These carryforwards expire as follows:

                              2007     $  1,546
                              2008        2,068
                              2009        3,012
                              2010          624
                              2011        2,268
                              2012        8,548
                              2018        2,807
                              2019        5,497
                                       --------

                                       $ 26,370
                                       ========

         The Company also has foreign net operating loss carryforwards for its subsidiary in the United Kingdom and its subsidiaries in Germany of $242 and $3,073 respectively, which can be carried forward indefinitely.

         The Company has not provided for U.S. federal income taxes or foreign withholding taxes of undistributed earnings of certain foreign entities as of December 31, 1999 and 1998, respectively, because such earnings are intended to be reinvested indefinitely.

         The income tax effects relating to comprehensive income for 1999, 1998 and 1997 were not significant as a result of the Company's tax position in these years.

7.       PROPERTY, PLANT AND EQUIPMENT

             Property, plant and equipment includes the following:

                                                    1999            1998
                                                    ----            ----

                  Land                            $    751      $     142
                  Buildings                          9,004          4,344
                  Machinery and equipment           28,044         10,517
                                                  --------      ---------
                                                    37,799         15,003
                  Accumulated depreciation         (10,029)        (8,346)
                                                  --------      ---------

                                                  $ 27,770      $   6,657
                                                  ========      =========


         Included in machinery and equipment is software costs of $1,098, net of amortization of $219, as of December 31, 1999.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

8.       BENEFIT PLANS

         Under the Company's pension plans (Plans), certain domestic salaried employees are provided monthly retirement benefits based on an employee's compensation and years of service at date of retirement. In addition, certain bargaining hourly employees are paid monthly retirement benefits of specified amounts for each year of service. The Company annually contributes amounts to provide the Plans with sufficient assets to fund payment of the benefits based on actuarial assumptions as noted in the following tables. Minimal contributions were required in 1999, 1998 and 1997 as Plan assets exceeded projected benefit obligations. At December 31, 1999, Plan assets exceeded projected benefit obligations by $24,966. Under present tax laws, the Company's ability to realize the full value of this asset is limited. Subsequent to December 31, 1999 the Company completed the termination of two salaried and non-bargaining hourly pension plans and received $14,100 in cash (see note 21).

         One of the Company's U.S. subsidiaries has two non-contributory defined benefit pension plans covering certain of their collective bargaining employees. Pension benefits are determined by a fixed benefit formula and number of years of service. Company contributions are computed using the projected unit credit method of funding.

         A subsidiary of the Company in the United Kingdom has a contributory defined benefit retirement plan covering substantially all salaried employees. Pension benefits are based primarily on years of service and the employee's average compensation during the three highest consecutive years in the last ten years proceeding the date of normal retirement. In addition, employees contribute either 3.0% or 5.0% of their salary, depending upon their position in the Company. The Company contributions are computed using the projected unit credit method of funding, taking into account future salary increases. Plan assets are invested in a pooled collective investment fund comprised of publicly traded stocks and bonds. The Company is in the process of determining the accrued pension liability required for this subsidiary as it was part of the acquisition of Precision on June 30, 1999. Upon resolution of this preacquisition contingency, the Company may have to record an increase or a decrease in the pension liability beyond the $389 presently accrued at December 31, 1999 with a corresponding adjustment to goodwill.

         In 1999, the Company realized Plan curtailment gains of $103 and incurred special termination benefits of $615 as a result of the sale of the machine tool division and workforce reductions prior to the sale. Also, a Plan curtailment gain of $318 was realized in 1997 as a result of the sale of the Sidney division (described in Note 3), and subsequent termination of employees covered under the plan.

         The Company also provides other postretirement and post employment benefits (OPEB") consisting of group health and life insurance coverage and salary continuation for certain retirees and other health benefits to all retirees.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

         Net periodic expense (income) for pension and OPEB plans includes the following components:

                                                 1999                          1998                            1997
                                                 ----                          ----                            ----
                                       PENSION           OPEB          PENSION          OPEB           PENSION          OPEB
                                       -------           ----          -------          ----           -------          ----
Service cost                           $   870         $    89         $   628         $    75         $   636         $    26

Interest cost                            1,526             129           1,481             105           1,481              88

Expected return on plan assets          (3,033)                         (3,688)                         (3,139)
Amortization of prior service
    costs                                 (178)              8             151               8
Amortization of initial asset             (135)                           (151)                           (329)
Recognized net actuarial (gain)
    loss                                (1,239)                         (1,629)                           (561)             (3)

Curtailment and special

   termination benefits                    512                                                            (318)
                                       -------        --------         -------         -------         -------         -------

                                       $(1,677)        $   226         $(3,208)        $   188         $(2,230)        $   111
                                       =======         =======         =======         =======         =======         =======

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

         The Plans funded status and accounting assumptions at December 31, 1999 and 1998 are as follows:

                                                                            1999                           1998
                                                                            ----                           ----
                                                                PENSION             OPEB            PENSION            OPEB
                                                                -------             ----            -------            ----
         Change in  benefit obligation:
         Benefit obligation at beginning of year                $ 19,830          $  1,639          $ 20,048          $  1,336
             Acquisition                                          11,891             1,432
             Service cost                                            870                89               628                75
             Interest cost                                         1,526               129             1,481               105
             Amendments                                              313                              (1,205)              168
             Actuarial (gain) loss                                  (118)             (232)              405                66
             Benefits paid                                        (1,878)              (86)           (1,527)             (111)
             Expenses paid                                          (237)
             Curtailments                                            239
                                                                --------          --------          --------          --------

         Benefit obligation at end of year                        32,436             2,971            19,830             1,639
                                                                --------          --------          --------          --------

         Change in plan assets:
         Fair value of plan assets at beginning of year           46,808                              44,088
             Acquisition                                          10,556
             Actual return on plan assets                          2,105                               4,248
             Employer contribution                                    48                86               121               111
             Benefits paid                                        (1,878)              (86)           (1,527)             (111)
         Expenses paid                                              (237)                               (122)
                                                                --------          --------          --------          --------
         Fair value of plan assets, end of year                   57,402                              46,808
                                                                --------          --------          --------          --------

         Reconciliation of funded status:
         Funded status                                            24,966            (2,971)           26,978            (1,639)
             Unrecognized net actuarial (gain) loss               (5,584)             (236)           (8,313)               (4)
             Unrecognized prior service cost                         410               153               597               193
             Unrecognized initial net obligation                      57                                (211)
                                                                --------          --------          --------          --------

         Prepaid (accrued) benefit cost                         $ 19,849          ($ 3,054)         $ 19,051          $ (1,450)
                                                                ========          ========          ========          ========

         Weighted-average assumptions as of December 31:

             Discount rate                                          7.25%             7.25%              7.0%              6.5%
             Expected return on plan assets                         7.4%                                 6.3%
             Rate of compensation increase                          3.0%              3.0%               4.5%              3.0%

         A change in the pension plan discount rate from 7.00% to 7.25% was recognized at December 31, 1999, creating gains of $399. The weighted average expected return and rate of compensation increase were affected by the termination of two defined benefit plans in 1999. There were no other changes in actuarial assumptions or methods.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

         The change in the pension plan discount rate to 7.00% at December 31, 1998 from 7.25% at December 1997 resulted in an increase of $599 in the actuarial present value of projected benefit obligations, at December 31, 1998. This amount will be amortized as an unrecognized net loss.

         Unrecognized gains and losses, are amortized rateably over five years. Assets in the pension plans include common stock of the Company with a fair value of $318 and $700 at December 31, 1999 and 1998, respectively.

         Under the Company's OPEB plans a 1% change in the assumed health care cost trend rates would have the following effect:

                                                                 1% INCREASE 1% DECREASE
                                                                 ----------- -----------
             Effect on total of service and interest
                    cost components                                $  17       $   (17)
             Effect on postretirement benefit obligation           $ 132       $  (134)

         For measurement purposes a 9.5% annual rate of increase in the per capita cost of health care benefits was assumed for 1999. The rate was assumed to decrease by .5% each year until 2008 and remain at 5% each year thereafter.

         The Genesis Worldwide Inc. Retirement Savings Plans (the Plans) enable substantially all full-time domestic employees to participate and contribute up to 15% of their salary to the Plan upon completion of six months of service. Currently, the Company match ranges from 0-4%. Total expense for these plans was $505, $124 and $145, in 1999, 1998 and 1997, respectively.

         The Genesis Worldwide Inc. Cash Balance Pension Plan is available for eligible full and part-time employees of the Company. Contributions are made by the Company in an amount equal to 5% of eligible employees' annual compensation. Employee contributions are not required or permitted. Contributions earn interest that is based on a one year U.S. Treasury Bill rate. Vesting is complete after five years of service. As of December 31, 1999 the Company had $524 accrued for this plan.

9.       INTANGIBLE ASSETS

           Intangible assets (including amortization period) consist of the following:

                                           1999            1998
                                           ----            ----

Goodwill (25 years)                     $ 48,250         $ 10,099
Unpatented technology (20 years)          12,500
Service agreements (8 years)               5,000
Assembled workforce (10 years)             2,200
Debt issuance costs (7 years)              2,562
                                        --------         --------
                                          70,512           10,099
Less accumulated amortization             (2,039)
                                        --------         --------
                                        $ 68,473         $ 10,099
                                        ========         ========

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

10.         OTHER ASSETS

             Other assets consist of the following:

                                      1999         1998
                                      ----         ----

Assets held for sale                $2,127        $2,640
Investment in joint ventures         1,623
Other                                1,268           473
                                    ------        ------
                                    $5,018        $3,113
                                    ======        ======

         The Company recorded an initial impairment reserve of $1,500 in 1997 for a building held for sale and increased the reserve by $600 in 1999, based on the Company's estimates of net realizable value of the building and current market conditions. These charges are included in the impairment and other disposal costs in the consolidated statements of operations.

         Investments in joint ventures consists of a 50% interest in the outstanding common stock of Nippon Herr Co., LTD and Daido Herr Engineering Co., LTD. The Company's equity in net earnings of Nippon Herr and Daido Herr were recorded through September 30, 1999 and November 30, 1999, respectively, based on financial statements at those dates. The Company accounts for its investments in Nippon Herr and Daido Herr using the equity method. Equity losses of $63 and $52 were recognized for Nippon Herr and Daido Herr, respectively, for the period ended December 31, 1999. Total assets were $5,085 and $5,932, and stockholders equity was $2,448 and $134, for Nippon Herr and Daido Herr, respectively.

11.       ACCRUED LIABILITIES

         Accrued liabilities include the following:

                                             1999           1998
                                             ----           ----

Accrued start-up and warranty costs        $ 4,522        $ 3,565
Self-insurance reserves                      2,320          1,207
Payroll and related                          2,593          1,159
Customer deposits                              844          1,516
Interest                                       971             11
Other                                        3,876          1,384
                                           -------        -------

                                           $15,126        $ 8,842
                                           =======        =======

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

12.      DEBT

         The Company has an outstanding credit facility consisting of a term loan facility and a revolving credit facility, which provides for loans and letters of credit of up to $30,000. The term loan facility consists of two tranches in principal amounts of $48,000 (the "Term A Loan") and $19,900 (the "Term B Loan"). The Term A Loan and the revolving credit facility mature on June 30, 2006 and the Term B Loan matures on December 31, 2006. Principal payments of the Term A Loan are required on a quarterly basis increasing from $1,000 per quarter through June 30, 2000 to $2,500 per quarter during the last four quarters of the payment term.

         Principal payments of the Term B Loan are in quarterly installments of $50 through June 30, 2005 with $9,300 due on September 30, 2006 and December 31, 2006. Outstanding borrowings under the revolving credit facility and term loans accrue interest based on prime rate or LIBOR plus an additional percentage depending on the leverage ratio. The weighted average interest rate of these loans was 8.94% at December 31, 1999. On December 31, 1999 the Company had $9,568 available under the revolving credit facility.

         The agreement for this credit facility contains certain covenants, including a maximum senior leverage ratio, minimum interest coverage ratios, minimum fixed charge coverage, minimum consolidated net worth and a limitation on the amount of dividends and capital expenditures. Substantially all the assets of the Company are pledged under the above credit facility.

         The Company also has outstanding subordinated notes consisting of $15,000 in 12% Senior Subordinated Notes due December 31, 2007 and $840 in 8% Junior Subordinated Notes due June 30, 2002. The Company has also issued warrants to purchase 100,000 common shares in conjunction with the Senior Subordinated Notes, at a warrant exercise price of $7.75 per share, subject to adjustment. The warrants are not exercisable before June 30, 2000 and expire on June 30, 2009. In addition, the 12% Subordinated Note contains provisions that would increase the interest rate and require the issuance of additional warrants if the Note is not repaid by June 30, 2000. The fair value of the warrants issued, estimated at $291 using the Black-Scholes Model, was recorded as a discount to the $15,000 Senior Subordinated Note and is being amortized over the term of the note.

         Future payments due under all debt agreements are as follows:

                           2000                          $  5,540
                           2001                             6,200
                           2002                             7,200
                           2003                             7,700
                           2004                             8,700
                           2005 and thereafter             64,234
                                                         --------
                                                          $99,574
                                                         ========

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

         Subsequent to year end, the Company repaid $18,000 on the outstanding Term A loan as required by the loan agreement as a result of cash received from a pension plan termination and the sale of a discontinued business. (See note 21) This payment reduced the amount to be repaid under the Term A loan in the inverse order of maturity.

13.      LEASE COMMITMENTS

         The Company leases certain facilities and equipment under operating leases. At December 31, 1999, the future minimum lease payments under operating leases are as follows:

                        YEAR

                        2000                        $    833
                        2001                             871
                        2002                             844
                        2003                             846
                        2004                             844
                        2005 and thereafter            5,026
                                                    --------
                           Total                    $  9,264
                                                    ========


         The Company incurred rental expense for operating leases of $846, $258, and $127 for the years ended December 31, 1999, 1998 and 1997, respectively.

14.      ENVIRONMENTAL LIABILITY

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

         In 1998, a Consent Decree was entered into among the EPA, the PRPs (including the Company) and a group of ten companies ("Defendants") that the EPA considered to be potentially liable to share the costs of remediation. The Consent Decree prescribes the remediation procedures necessary to be performed at the property. During April 1999, the Consent Decree was approved by the Department of Justice and in June 1999 formally approved by the U.S. District Court in New York. Based on the fact that this Consent Decree substantially reduced the Company's future liability for this matter, the accrual recorded at December 31, 1998 was reduced by $1,300 in 1999. The reduction in the accrual is recorded in the net loss from discontinued operations as it relates to the machine tool segment.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

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

         The Company is responsible for all legal and settlement costs associated with product liability claims up to $100 for each matter. For losses occurring prior to July 1, 1997 at Precision, the Company is responsible for claims up to $350 for each matter. The Company has insurance coverage for costs which exceed that amount, subject to specific and aggregate loss limitations.

         The Company is a defendant in various legal actions arising in the ordinary course of business, including product liability claims. Included in these legal actions is a claim by one of the Company's customers related to alleged defects in equipment supplied by the Company. A trial date for litigation of this claim has been estimated to begin April 2001. The Company believes that the equipment meets all specifications prescribed in the contract and intends to vigorously defend this litigation. The Company believes that the ultimate liability, if any, resulting from these matters will not have a material effect on the Company's consolidated financial position. The significance of these matters on the Company's future operating results and cash flows will depend on the Company's level of future earnings as well as the timing and the amount of the ultimate disposition of these matters above any amounts covered by insurance.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

16.           EARNINGS PER SHARE

                                                                             1999           1998               1997
                                                                             ----           -----              ----
      Numerator:
         Income (loss) from continuing operations                           ($428)         $2,280           ($2,672)
         Preferred stock dividend requirement                                ( 26)           ( 26)             ( 26)
         Numerator for basic earnings per share-
            income (loss) from continuing operations
            available to common shareholders                                 (454)          2,254            (2,698)

         Effect of dilutive securities                                          -               -                 -
                                                                           ------          ------           -------
         Numerator for diluted earnings per share-

           Income (loss) from continuing operations
               available to common shareholders after
               assumed conversions                                          ($454)         $2,254           ($2,698)
                                                                           ------          ------           -------
      Denominator:
         Denominator for basic earnings per share-
            weighted average shares outstanding                             4,032           3,768             3,758


         Effect of dilutive securities -
            Employee stock options                                              -               -                 -
                                                                          -------         -------          --------
           Denominator for diluted earnings per share-
               adjusted for weighted average shares and
               assumed conversions                                          4,032           3,768             3,758
                                                                          -------         -------          --------



            Income (loss) per share from continuing operations -
                  basic and diluted                                         ($.11)           $.60            ($ .71)
                                                                           ======         =======          ========


         Stock options (in thousands) totaling 238, 152, and 110 for 1999, 1998 and 1997 respectively, and warrants to purchase 100 shares of common stock in 1999 that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

17.      CAPITAL STOCK

         The Company's preferred shares are $1.80 cumulative. Each preferred share is entitled to one vote and is convertible into four common shares.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

18.      STOCK-BASED COMPENSATION PLANS

         During the three-year period ended on December 31, 1999, the Company has maintained the Genesis Worldwide Inc. 1994 Employees Stock Option Plan, the Genesis Worldwide Inc. 1984 Restricted Stock Bonus Plan and the Genesis Worldwide Inc. Long-Term Incentive Stock Plan (collectively the "Plans", and individually the "Option Plan" and "Stock Plan" and "Incentive Plan", respectively), which are described below.

         Under the Incentive Plan, the Company can issue incentive awards for up to 175,000 shares of Common Stock. An incentive award can be either stock options or restricted shares or the right to receive restricted shares of stock. The plan provides that the option price be not less than the fair market value of the Common Stock at date of grant. All stock options granted in 1999 are fully vested one year from date of grant, except for 7,000 shares which were granted in exchange for services and were exercisable at date of grant. Restricted shares granted under the Incentive Plan vest ratably from one to three years from date of grant.

         Under the Option Plan, the Company is authorized to issue up to 100,000 shares of Common Stock pursuant to stock options. The Company may grant incentive stock options, or nonqualified stock options. The Option Plan provides that the exercise price of the stock option may not be less than the fair market value of the Common Stock on the date of grant. All stock options granted have terms of 10 years and are fully vested on the first anniversary of the date of grant.

         Under the Stock Plan, the Company is authorized to award up to 50,000 shares of Common Stock to employees. In 1999, 5,682 shares were awarded to Directors as part of their annual compensation and 9,549 shares were awarded in connection with employee incentive compensation for 1998. In 1998, 7,000 shares were awarded to an employee, which vest ratably over a 3-year period from date of award. During 1997, the Company awarded an employee 17,000 non-plan shares which vest ratably over a 2- year period from date of award. During 1999, 1998 and 1997, the Company recorded compensation expense of $30, $178 and $46, respectively, in connection with the awarding of the above shares.

         In 1997, the Company granted 75,000 non-qualified stock options to an officer. The options granted during 1997 have a term of 10 years and vest on the sixth anniversary of the date of grant, or earlier if certain stock prices are achieved.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

         A summary of the status of the Company's stock options is presented below.

                                     NUMBER OF    WEIGHTED AVERAGE
                                       SHARES      EXERCISE PRICE
                                       ------      --------------

Outstanding December 31, 1996          41,300         $   11.50

         Granted                       75,000         $    8.44
         Cancelled or expired          (6,000)        $   11.95
                                      -------

Outstanding December 31, 1997         110,300         $    9.43

         Granted                       69,050         $    7.71
         Cancelled or expired         (27,666)        $    9.95
                                      -------

Outstanding December 31, 1998         151,684         $    8.52

         Granted                      119,500         $    6.82
         Cancelled or expired         (33,506)        $    9.16
                                      -------         ---------

Outstanding December 31, 1999         237,678         $    7.57
                                      =======         =========


         Since the Company accounts for stock options using the intrinsic value method, no compensation expense has been recognized for any stock options granted in 1999, 1998 and 1997. Had the compensation cost for the Company's stock-based compensation plans been determined using the fair value method, compensation expense charged to operations, on a pre-tax basis, would have been $288 in 1999, $126 in 1998 and $59 in 1997.

         For purposes of applying the fair value method, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted during 1999 and 1998 was $2.58 and $1.85, respectively, which was calculated using the following weighted-average assumptions.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

               ASSUMPTION                1999       1998       1997
                                         ----       ----       ----

      Expected Term                      5 years   5 years   7 years
      Expected Volatility                32.0%     24.3%     24.5%
      Expected Dividend Yield               -       2.6%      2.4%
      Risk-Free Interest Rate             5.2%      5.5%      5.7%


         The following table summarizes information about stock options at December 31, 1999.

                                            OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                            ------------------------------------------------------     -------------------------------------
                                                 WEIGHTED
                                                  AVERAGE             WEIGHTED
         RANGE OF              NUMBER             REMAINING           AVERAGE            NUMBER           WEIGHTED AVERAGE
         EXERCISE PRICES     OUTSTANDING       CONTRACT LIFE       EXERCISE PRICE      EXERCISABLE         EXERCISE PRICE
         ---------------     -----------       -------------       --------------      -----------         --------------
         $4.18 - $  5.58         1,000              9.8               $  5.41             1,000               $  5.41
         $5.59 - $  6.96        98,500              9.1               $  6.56               -                 $   -
         $6.97 - $  8.36        41,611              8.1               $  7.68            41,611               $  7.68
         $8.37 - $  9.75        94,267              7.5               $  8.54             5,267               $  9.29
         $9.76 - $ 11.15         2,300              5.9               $ 10.19             2,300               $ 10.19
         --------------       ---------             ---               ------           --------               -------
         $4.18 - $ 11.15       237,678              8.3               $  7.57            50,178               $  7.92


19.            FOREIGN CURRENCY

         All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at rates of exchange in effect at the close of the year, and that the effects of changes in the value of the U.S. dollar, as compared to the local currency of the foreign subsidiaries, are shown as translation adjustments in Shareholders' Equity.

         Translation adjustments are as follows.

                                                                          1999             1998              1997
                                                                          ----             ----              ----

                  Balance, beginning of year                         $  (180)         $   (148)        $    227
                  Translation adjustment increase (decrease):
                      Net long-term assets                               196               (66)            (124)
                      Net current assets                                (121)               34             (251)
                                                                     -------          --------         --------

                           Total adjustment                               75               (32)            (375)
                                                                     -------          --------         --------

                  Balance, end of year                               $  (105)         $   (180)        $   (148)
                                                                     =======          ========         ========

         Currency exchange losses (gains) during 1999, 1998 and 1997 were approximately ($153), $24 and $456, respectively, relating primarily to the Company's foreign operations.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

         The Company may enter into forward foreign exchange contracts during the normal course of business to hedge its foreign currency exposure associated with sales contracts and purchase orders denominated in foreign currencies. Any gains and losses in connection with the contracts are included in the consolidated financial statements. There were no outstanding contracts at December 31, 1999 and 1998.

20.      SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates in the coil processing segment in 1999. In 1998 and 1997, the Company operated in two additional segments which were the machine tool segment and the paper coating and laminating segments. These segments have been sold or discontinued.

         Approximately 20%, 13%, and 11%, of the Company's consolidated revenues from continuing operations from 1999, 1998 and 1997, respectively, were export sales from the United States primarily to Mexico, Canada, Europe and the Far East. Substantially all long-lived assets are located in the United States. Intercompany sales are priced at market but are not material. The foreign subsidiaries are located in England.

         Geographic information for which revenues and operating income is based on the geographic locations in which the sale originated, is presented below:

                                                   1999             1998             1997
                                                   ----             ----             ----
         Sales:
           United States                       $ 103,274         $  39,290         $  48,985
           Europe                                 10,354             6,748            13,236
           Adjustments and eliminations           (2,234)                               (284)
                                               ---------         ---------         ---------

                                               $ 111,394         $  46,038         $  61,937
                                               =========         =========         =========

Operating income (loss):
           United States                       $   7,280         $   4,964         $    (105)
           Europe                                    643               541             (1062)
           Corporate                              (2,680)           (1,866)             (679)
                                               ---------         ---------         ---------

                                               $   5,243         $   3,639         $  (1,846)
                                               =========         =========         =========
Total assets:
           United States                       $ 176,590         $  77,299         $  55,259
           Europe                                  8,877             5,451            10,841
                                               ---------         ---------         ---------

                                               $ 185,467         $  82,750         $  66,100
                                               =========         =========         =========


GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

21.   SUBSEQUENT EVENTS

         In February 2000, the Company concluded the sale of the machine tool division and received $7,738 in cash. As required by the Company's revolving credit and term loan facility, $7,550 of the proceeds were used to repay the Company's Term A loan agreement in inverse order of maturity.

         Also in February 2000, the Company completed the termination of two of its pension plans for salaried non-bargaining and hourly employees. Plan assets of $15,600 were used to settle plan liabilities and $4,700 was transferred to trusts to fund future benefit obligations of other Company plans. The balance of plan assets of $14,100 was distributed to the Company, with $10,400 used to repay amounts against the Company's Term A loan agreement in inverse order of maturity. As a result of this transaction, the Company expects to record a $3,100 settlement gain in the first quarter of 2000 and expense of $2,800 for federal excise taxes. Unrecognized prior service cost of $146 related to the terminated plans is being amortized through 2002 ($49 per year). The Company anticipates being able to use its net operating loss carryforwards to offset the taxable income of $14,100 generated by this transaction.

         As a result of the above payments, the Company reduced the debt outstanding and the amount available under its Term A loan by $18,000.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         EXECUTIVE OFFICERS OF THE REGISTRANT

         The following are the names and ages of the Company officers, each of whom has been appointed to a one year term.

             OFFICE                                                    NAME                      AGE
             ------                                                    ----                      ---
             President and Chief Executive Officer            Richard E. Clemens                 50

             Vice President and Chief Financial
             Officer                                          Karl A. Frydryk                    45

             Vice President, Operations Improvement
             and Information Technology                       Patrick M. Flaherty                50

             Vice President, Human Resources                  Timothy P. Gibson                  42

             Secretary and Controller                         Leo E. Dugdale                     47

             President - GenSystems Inc.                      Vernon E. Collins                  51

             President - GenCoat Inc.                         Alan L. Roehrig                    54

             President - GenInternational Inc.                Frederick G. Sharp                 46

         Mr. Clemens became President and Chief Executive Officer of Genesis in March 1997. He was previously the Vice President and General Manager of the Frick Company (a subsidiary of York International), a manufacturer of compressors, heat exchangers, and process refrigeration equipment, from 1995 to 1997. Prior to working for the Frick Company, he was President and Chief Executive Officer of Clark Material Handling Company, a manufacturer of fork lift trucks, from 1994 to 1995. Before then, he was President of BMY Combat Systems, a division of Harsco Corporation, from 1992 to 1994 and held various other management positions with the division from 1985 to 1992.

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

         Mr. Flaherty became Vice President, Operations Improvement on February 16, 1998 and Information Technology in 1999. Prior to joining the Company, he was a consultant, providing consulting services to the Company for 6 months. From 1995 to 1997 he was Vice President, Operations for the Frick Company, a subsidiary of York International, which manufactures compressors, heat exchangers and process refrigeration equipment. From 1994 to 1995 he served as Vice President, Operations and then Vice President, Business Development for Clark Material Handling Company, a manufacturer of fork lift trucks, and from 1977 to 1994 served in various capacities with Allied Signal, including Vice President, Airline Services from 1992 to 1994.

         Mr. Gibson became Vice President, Human Resources on March 2, 1998. From January 1995 until his employment by the Company he was Vice President, Human Resources for CTG, Inc., a distributor of computer-related equipment. Prior to then he was, for over 5 years, the Senior Director, Human Resources for US Airways Express.

         Mr. Dugdale, a CPA, was named Controller on June 1, 1998 and Secretary effective March 1, 1999. Mr. Dugdale was employed by Moto Photo Corporation, a NASDAQ-listed company engaged in franchising of film processing service-centers in 1998, prior to joining the Company. Until 1998, he was employed for over 10 years as assistant controller with Nord Resources Corporation, a New York Stock Exchange listed company engaged in mining and mineral processing and for 2 years served as Secretary for Nord Pacific Limited, a NASDAQ-listed company engaged in the same industry.

         Mr. Collins became President and Chief Executive Officer of GenSystems Inc., on July 1, 1999. Previously, he had been the President and CEO of Herr-Voss Corporation since October 1998. Prior to this, he was the President and CEO and Chairman of the Board for Bliss-Salem, Inc. as well as the Chairman of the Board of Directors and CEO of the Company's wholly-owned subsidiary, Damian Industrial Services Inc. Mr. Collins was an executive for Alyseka Pipeline Service Company in Alaska and is a retired colonel in the U.S. Army Reserves Corps of Engineers.

         Mr. Roehrig became President of GenCoat Inc. (formerly GFG Corporation) in 1989. Previously, he had been the Executive Vice President of the Cheney Company from 1983 through 1988. From 1974 through 1982 he held various manufacturing management positions with Allis Chalmers Corporation. From 1969 through 1973 he held various manufacturing management positions with Westinghouse Electric Corporation.

         Mr. Sharp became President of GenInternational Inc. in November 1999. He was previously President of the Stamco Division of Genesis from February 1998 to November 1999. Prior to Genesis, Mr. Sharp was Vice President, Marketing and Sales for Fairfield Manufacturing Company, Inc. a developer and manufacturer of custom and proprietary power transmission components from 1996 to 1998. Before then, he was Director of Combat Artillery Programs, United Defense, LP (formerly BMY Combat Systems), a designer and manufacturer of combat vehicles from 1991 to 1996.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 is set forth in the Proxy Statement and is incorporated herein by this reference.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)         List of Documents filed as part of this Report.

  (1)          Financial Statements:

               See Item 8-Index to Financial Statements

  (2)          Financial Statements Schedules:                          PAGE NO.
                                                                      --------

               Report of Independent Accountants                          50

               Schedule II - Valuation and Qualifying Accounts            51

               Schedules other than those listed above are omitted as
                they are not applicable or are not required

  (3)      Exhibits:  See Index of Exhibits

(b) On December 7, 1999 the Company filed an 8-K relating to an amendment to its $100 million Credit Agreement with ING (U.S.) Capital LLC which addressed certain financial covenants. A copy of the amendment is filed as an exhibit to the 8-K.

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

                             GENESIS WORLDWIDE INC.

By:    /s/ Richard E. Clemens
       ----------------------
       RICHARD E. CLEMENS
       Director, President and Chief Executive Officer
       March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Genesis Worldwide Inc. and in the capacities and on the dates indicated:

By:      /s/ Richard E. Clemens                               By:      /s/ William R. Graber
         ----------------------                                        ---------------------
         RICHARD E. CLEMENS                                            WILLIAM R. GRABER
         Director, President and Chief Executive Officer               Director
         March 29, 2000                                                March 29, 2000

By:      /s/ John A. Bertrand                                 By:      /s/ Joseph M. Rigot
         --------------------                                          -------------------
         JOHN A. BERTRAND                                              JOSEPH M. RIGOT
         Director                                                      Director
         March 29, 2000                                                March 29, 2000

By:      /s/ Gerald L. Connelly                               By:      /s/ J. William Uhrig
         ----------------------                                        --------------------
         GERALD L. CONNELLY                                            J. WILLIAM UHRIG
         Director                                                      Director
         March 29, 2000                                                March 29, 2000


By:      /s/ William A. Enouen                                By:      /s/ Karl A. Frydryk
         ---------------------                                         -------------------
         WILLIAM A. ENOUEN                                             KARL A. FRYDRYK
         Director                                                      Vice President
         March 29, 2000                                                (Principal Financial Officer)
                                                                       March 29, 2000

By:      /s/ Augustine A. Fornataro                           By:      /s/ Leo E. Dugdale III
         --------------------------                                    ----------------------
         AUGUSTINE A. FORNATARO                                        LEO E. DUGDALE III
         Director                                                      Controller
         March 29, 2000                                                (Principal Accounting Officer)
                                                                       March 29, 2000

By:      /s/ Waldemar M. Goulet
         --------------------------
         WALDEMAR M. GOULET
         Director
         March 29, 2000

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of
Genesis Worldwide Inc.

Our audits of the consolidated financial statements referred to in our report dated March 9, 2000 appearing in the 1999 Annual Report to Shareholders of Genesis Worldwide Inc. (which report and consolidated financial statements are incorporated by reference in this annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers  LLP
Dayton, Ohio

March 9, 2000

GENESIS WORLDWIDE INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

COL. A                                             COL. B              COL. C              COL. D     COL. E

                                                   BALANCE AT               ADDITIONS                BALANCE AT
                                                   BEGINNING                  FROM                     END OF
DESCRIPTION                                        OF PERIOD   ADDITIONS   ACQUISITION    DEDUCTIONS   PERIOD
-----------                                        ---------   ---------   -----------    ----------   ------
Year ended December 31, 1999:
    Allowance for doubtful trade accounts
        receivable                                  $ 1,123     $   177     $   478      $  (848)     $   930
    Inventory reserves                                  290         177         846         (389)         924
    Impairment reserve - assets held for
        resale                                        1,500         600                                 2,100
    Valuation allowance for deferred
        tax assets                                    1,383                                             1,383
    Loss on disposition                                             620                                   620
                                                    -------     -------     -------      -------      -------

        Total                                       $ 4,296     $ 1,574     $ 1,324      $(1,237)     $ 5,957
                                                    =======     =======     =======      =======      =======

Year ended December 31, 1998:
    Allowance for doubtful trade accounts
        receivable                                  $   877     $   310                  $   (64)     $ 1,123
    Inventory reserves                                   40         290                      (40)         290
    Impairment reserve - assets held for
         for sale                                     1,500                                             1,500
    Valuation allowance for deferred
        tax assets                                    1,243         140                                 1,383
                                                    -------     -------     -------      -------      -------

        Total                                       $ 3,660     $   740                  $  (104)     $ 4,296
                                                    =======     =======     =======      =======      =======

Year ended December 1997:
    Allowance for doubtful trade accounts
        receivable                                  $   338     $   598                  $   (59)     $   877
    Inventory reserves                                   50           7                      (17)          40
    Impairment reserve - assets held for resale                   1,500                                 1,500
    Valuation allowance for deferred
         tax assets                                               1,243                                 1,243
                                                    -------     -------     -------      -------      -------

        Total                                       $   388     $ 3,348                  $   (76)     $ 3,660
                                                    =======     =======     =======      =======      =======


                                INDEX OF EXHIBITS

  Exhibit                                                                               Footnote
  Number                    Description                                                 Number
  ------                    -----------                                                 ------
2        Plan of Acquisition, Reorganization, Arrangement, Liquidation
         or Succession

         2.1   Stock Purchase Agreement between Derlan Industries Inc.,
               and The Monarch Machine Tool Company dated
               December 30, 1998.                                                          (10)

         2.2   Stock Purchase Agreement dated May 13, 1999 between
               The Monarch Machine Tool Company and the Stockholders
               of Precision Industrial Corporation                                          (8)

3        Articles of Incorporation and Regulations                                          (2)

4        Instruments Defining the Rights of Security Holders including
         Indentures

         4.1   Credit Agreement among The Monarch Machine Tool
               Company and ING (U.S.) Capital LLC, dated as of
               June 30, 1999                                                                (9)

         4.2   Agreement dated June 30, 1999 between The Monarch
               Machine Tool Company and the Stockholders of Precision
               Industrial Corporation identified in the Stock Purchase
               Agreement dated May 13, 1999                                                 (9)

10       Material Contracts

         10.1  1994 Employees Stock Option Plan                                             (3)

         10.2  Letter Agreement, dated February 13, 1997, between The
               Monarch Machine Tool Company and Richard E. Clemens                          (3)

         10.3  Amended and Restated Credit Agreement dated as of
               May 29, 1998 by and among the Company, NBD Bank,
               Star Bank, N.A. and NBD Bank, as agent                                       (6)

         10.4  Asset Purchase Agreement by and between Monarch Lathes,
               L.P. and the Company, dated July 16, 1997                                    (4)

         10.5  First Amendment to Amended and Restated Credit Agreement
               dated as of December 29, 1998                                                (5)


         10.6  Letter agreement, dated November 3, 1998 between the Monarch
               Machine Tool Company and Richard E. Clemens                                  (6)

         10.7  Letter agreement, dated November 3, 1998 between the Monarch
               Machine Tool Company and Karl A. Frydryk                                     (6)

         10.8  First Amendment to Credit Agreement among Genesis Worldwide
               Inc., and ING (U.S.) Capital LLC, dated as of December 2, 1999               (7)

21       Subsidiaries of the Registrant                                                     (1)

22       Submision of Matters to a Vote of Security Holders                                 (11)

23       Consent of Independent Accountants                                                 (1)

27       Financial Data Schedules                                                           (1)

                                INDEX OF EXHIBITS


Footnote
Number                                      Description
------                                      -----------

(1)      Indicates Exhibit is being filed with this report

(2) Incorporated by reference to the Exhibits with the same number filed with the Company's Form 10-K for the year ended December 31, 1980

(3) Incorporated by reference to the Exhibits with the same number filed with the Company's Form 10-K for the year ended December 31, 1996

(4) Incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K dated August 13, 1997

(5) Incorporated by reference to Exhibit 1.1 filed with the Company's Form 8-K dated January 14, 1999

(6) Incorporated by reference to the Exhibits with the same number filed with the Company's Form 10-K for the year ended December 31, 1998

(7) Incorporated by reference to Exhibit 5.1 filed with the Company's Form 8-K dated December 2, 1999

(8) Incorporated by reference to Exhibit 2.1 filed with the Company's Form 8-K dated July 15, 1999

(9) Incorporated by reference to Exhibits 4.1 and 4.2 filed with the Company's Form 8-K dated July 15, 1999

(10) Incorporated by reference to Exhibits 2.1 filed with the Company's Form 8-K dated January 14, 1999

(11) Incorporated by reference to Part II, Item 4 of the Company's Form 10-Q for the quarter ended September 30, 1999