Form 10-Q
period 2000-03-31
GENESIS WORLDWIDE INC
filed 2000-05-12
CIK 67532

PART 1 — FINANCIAL INFORMATION
1. FINANCIAL STATEMENTS
2. EARNINGS PER SHARE
3. INVENTORIES
4. LONG-TERM DEBT
5. DISCONTINUED OPERATIONS
6. ACQUISITIONS
7. PENSION PLAN TERMINATION
RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
INTEREST RATE RISK
FORWARD LOOKING STATEMENTS
PART II — OTHER INFORMATION
Items 1— 5 Inapplicable
Item 6 — Exhibits and Reports on Form 8-K
SIGNATURE

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 1 — 1997

GENESIS WORLDWIDE INC.
(Exact name of registrant as specified in its charter)

Ohio	34-4307810

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2600 Kettering Tower, Dayton, Ohio 45423
(Address of principal executive offices, zip code)

(937) 910-9300
(Registrant’s telephone number including area code)

N.A.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of common shares outstanding as of May 4, 2000 was 4,282,996.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PAGE
NUMBER

PART 1. FINANCIAL INFORMATION:

ITEM 1. - Condensed Financial Statements:

Balance Sheets - March 31, 2000 and December 31, 1999	2

Statements of Operations and Comprehensive Income —

Quarter ended March 31, 2000 and 1999	3

Statements of Cash Flow — Quarter ended March 31, 2000 and 1999	4

Notes to Condensed Financial Statements	5-8

ITEM 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-11

ITEM 3. - Quantitative and Qualitative Disclosure About Market Risk (inapplicable)	11

PART II. OTHER INFORMATION:

ITEM 1.-5. Inapplicable	12

ITEM 6. Exhibits and Reports on Form 8-K	12

PART 1 — FINANCIAL INFORMATION

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
CONDENSED BALANCE SHEETS
(In thousands)

	March 31	December 31
	2000	1999

	(Unaudited)
Current assets:

Cash	$124	$559

Accounts receivable	27,065	22,107

Costs and estimated earnings in excess of billings on uncompleted contracts	13,440	12,702

Inventories	10,103	10,016

Prepaid and other expenses	1,847	1,783

Deferred income taxes	6,925	6,816

Net current assets from discontinued operations	227	8,077

Current assets	59,731	62,060

Property, Plant & Equipment — Net	28,697	27,770

Prepaid pension costs	8,426	19,849

Deferred income taxes	2,297	2,297

Intangible assets	67,536	68,473

Other assets	4,810	5,018

	$171,497	$185,467

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Current portion of long-term debt	$5,790	$5,540

Accounts payable	18,494	20,557

Accrued liabilities	16,042	15,126

Billings in excess of costs and estimated earnings on uncompleted contracts	11,812	6,962

Current liabilities	52,138	48,185

Postretirement benefits	3,046	3,054

Long-term debt, less current portion	77,596	94,034

Other long-term liabilities	1,491	1,122

Shareholders equity:

Preferred stock	14	14

Common stock	9,500	9,500

Unearned compensation, restricted stock	(9)	(22)

Retained earnings	27,832	29,685

Accumulated other comprehensive income	(111)	(105)

	37,226	39,072

	$171,497	$185,467

The accompanying notes are an integral part of the consolidated financial statements.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	(Unaudited)
	Quarter Ended March 31

	2000		1999

Net sales		$33,383	$17,526

Operating costs and expenses:

Cost of sales		26,057	13,764

Selling, general and administrative		6,299	3,183

Amortization of goodwill		832	100

Operating income		195	479

Other income (expense):

Interest expense		(2,301)	(327)

Interest income		33	38

Other income		168	53

Income (loss) before income taxes		(1,905)	243

Income tax (provision) benefit		91	(86)

Income (loss) from continuing operations		(1,814)	157

Income (loss) from operations of discontinued segments, net of income tax (provision) benefit of $18 and $(243) in 2000 and 1999, respectively		(32)	431

Net income (loss)		(1,846)	588

Other comprehensive expense, net of tax — foreign currency translation adjustments		(2)	(59)

Comprehensive income (loss)		$(1,848)	$529

Average common shares outstanding:

Basic		4,283	3,776

Diluted		4,283	3,776

Earnings loss per common share, basic and diluted:

Continuing operations		(.42)	.04

Discontinued operations		(.01)	.11

Net earnings (loss)		(.43)	.15

Dividends per share:

Preferred		$.45	$.45

Common	$		$.05

The accompanying notes are an integral part of the consolidated financial statements.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	(Unaudited)
	Quarter Ended March 31

	2000	1999

Cash flow from operating activities:

Net income (loss)	$(1,846)	$588

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

(Income) loss from discontinued operations	50	(674)

Depreciation and amortization	1,767	409

Equity in loss of affiliates	210

Prepaid pension cost	35	(341)

Deferred tax provision (benefit)	(109)	329

(Gain) loss on sale of fixed assets	11	(6)

Gain from pension plan reversion	(3,132)

Changes in operating assets and liabilities excluding effect of discontinued operations and acquisition in 1999:

Accounts receivable	(4,982)	(13)

Inventories	(87)	1,505

Cost and estimated earnings in excess of billings on uncompleted contracts	(738)	(2,534)

Billings in excess of costs and estimated earnings on uncompleted contracts	4,848	4,177

Other assets	(40)

Accounts payable	(2,064)	(2,557)

Accrued liabilities	1,343	(1,001)

Net cash provided by (used in) operating activities	(4,734)	(118)

Cash flows from investing activities:

Capital expenditures	(1,794)	(165)

Proceeds from sale of division	8,334

Proceeds from pension plan reversion	14,086

Purchase of other assets	346	1,073

Proceeds from sale of fixed assets	22	13

Net cash provided by (used in) investing activities	20,994	921

Cash flows from financing activities:

Dividends paid	(7)	(195)

Issuance of stock	12	65

Repayments of short-term borrowings		(500)

Proceeds from long-term borrowings	11,812	1,000

Repayments of long-term borrowings	(28,000)	(1,000)

Net cash provided by (used in) financing activities	(16,183)	(630)

Effect of exchange rates on cash	21	(86)

Net cash provided by (used in) continuing operations	98	87

Net cash provided by (used in) discontinued operations	(533)	694

Cash, beginning of period	559	1,708

Cash end of period	$124	$2,489

The accompanying notes are an integral part of the consolidated financial statements

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2000 AND 1999
(in thousands except per share amounts)

1. FINANCIAL STATEMENTS

The balance sheet at December 31, 1999 presents condensed financial information taken from the audited financial statements. The interim financial statements are unaudited. In the first quarter of 2000 the Company recorded a net gain of $315 related to the termination of two of its pension plans, which is included in other income. In the first quarter of 1999 the Company recorded an accrual for $350 as the estimated cost to settle litigation. In the opinion of management, all other adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position and results of operations for the interim periods presented, have been made. The results shown for the first quarter of 2000 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 1999 annual report to shareholders.

2. EARNINGS PER SHARE

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

3. INVENTORIES

The Company’s inventories consist of the following balances:

	March 31	December 31
	2000	1999

Finished goods	$933	$889

Work-in process	4,096	3,252

Raw materials	5,074	5,875

Total first-in, first-out cost	$10,103	$10,016

4. LONG-TERM DEBT

The Company has an outstanding credit facility consisting of a term loan facility in an aggregate principal amount of $48,900 and a revolving credit facility, which provides for loans and letters of credit of up to $30,000. The term loan facility consists of two tranches in principal amounts of $29,050 (the “Term A Loan”) and $19,850 (the “Term B Loan”). The Term A Loan and the revolving credit facility mature on June 30, 2006 and the Term B Loan matures on December 31, 2006. Principal payments of the Term A Loan are required on a quarterly basis increasing from $1,000 per quarter on June 30, 2000 to $2,500 per quarter during the last four quarters of the payment term.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2000 AND 1999
(all amounts in thousands except per share amounts)

Principal payments of the Term B Loan are in quarterly installments of $50 through June 30, 2005 with $9,300 due on September 30, 2006 and December 31, 2006. Outstanding borrowings under the revolving credit facility and term loans accrue interest based on prime rate or LIBOR plus an additional percentage depending on the leverage ratio. The weighted average interest rate of these loans was 9.17% at March 31, 2000. On March 31, 2000 the Company had $6,200 available under the Revolving Credit facility.

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

5. DISCONTINUED OPERATIONS

In February 2000, the Company sold substantially all the assets of the machine tool division located in Cortland, New York, including inventory, property, plant and equipment and accounts receivable with a carrying value of $16,900 at December 31, 1999. The buyer paid $7,700 in cash and assumed $3,800 in liabilities. The loss on disposal of $3,968 (net of taxes of $2,232) was recorded at December 31, 1999 and consisted of an estimated loss on disposal of $3,712 and a provision of $256 for anticipated operating losses until the disposal date.

The machine tool division, along with the Sidney division which was sold in 1997, comprised the Company’s machine tool segment. The results of the machine tool segment are reported as discontinued operations in these financial statements. Net sales from the discontinued segment of $961 and $4,651 for the quarters ended March 31, 2000 and 1999 respectively, and the related cost of sales, general and administrative costs and interest expense have been reclassified from continuing operations and are included in the loss from discontinued operations.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2000 AND 1999
(all amounts in thousands except per share amounts)

In December 1999, the Company adopted a plan to discontinue the paper coating and laminating segment of its business. The plan of disposal provides for the servicing and installation of two remaining contracts which should be completed by June 2000. Net assets of $234 at March 31, 2000 consists of accounts receivable and accounts payable which will be settled or received in cash in 2000 and fixed assets which are carried at net realizable value. Net sales from the discontinued segment of $37 and $833 for the quarters ended March 31, 2000 and 1999, respectively, and the respective cost of sales, general and administrative costs and interest expense have been reclassified from continuing operations and are included in the loss from discontinued operations.

The following table summarizes the net loss from operations of discontinued segments:

	Quarter Ended March 31

	2000	1999

Net earnings (loss) from operations:

Machine tool segment	$(50)	$778

Paper coating and laminating segment		(104)

	(50)	674

Tax (provision) benefit	18	(243)

Earnings (loss) from operations of discontinued segments	$(32)	$431

The provision for operating losses is summarized as follows:

	Machine Tool	Paper Coating and
	Segment	Laminating Segment	Total

Provision for operating losses at December 31, 1999	$400	$220	$620

Operating losses charged to the provision	(443)	(172)	(615)

Additional provision	50		50

Provision for operating losses at March 31, 2000	$7	$48	$55

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2000 AND 1999
(all amounts in thousands except per share amounts)

6. ACQUISITIONS

On June 30, 1999, the Company acquired Precision Industrial Corporation and Subsidiaries (“Precision”). The following unaudited proforma information presents a summary of consolidated results of operations of the Company as if the acquisition of Precision had occurred at the beginning of each period presented.

	Quarter Ended March 31

	2000	1999

	(Unaudited)
Net sales	$33,383	$42,378

Loss before taxes	$(1,905)	$(711)

Income tax (provision) benefit	$91	$(44)

Loss from continuing operations	$(1,814)	$(755)

Earnings per share (basic and diluted) continuing operations	$(.42)	$(.18)

These unaudited proforma results have been prepared for comparative purposes only and include certain adjustments such as elimination of management costs not expected to be incurred after the acquisitions, additional depreciation as a result of the step-up in the basis of fixed assets, additional amortization expense as a result of goodwill and an increase in interest expense as a result of acquisition debt. They do not purport to be indicative of the results of operations which would have resulted had the combination occurred at the beginning of each period presented or of future results of operations of the combined entities. The disproportionate tax provision results from the nondeductibility of goodwill and federal excise tax in 2000.

7. PENSION PLAN TERMINATION

In the first quarter of 2000 the Company completed the termination of two of its pension plans for certain employees. Plan assets of $15,600 were used to settle plan liabilities and $4,700 was transferred to trusts to fund future employee benefit obligations. The balance of plan assets of $14,000 was distributed to the Company with $10,400 used to repay long-term debt. The Company recorded a net gain on this transaction of $315 consisting of a $3,132 settlement gain and a $2,817 expense for federal excise taxes. Unrecognized prior service costs of $145 from the terminated plans remain to be amortized over the next three years.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 2000 AND 1999

RESULTS OF OPERATIONS

For the quarter ended March 31, 2000 the Company reported a net loss from continuing operations of $1.8 million or $.42 per share compared to net earnings from continuing operations of $157,000 or $.04 per share for the same period in 1999. During the first quarter of 2000 the Company recorded a net gain of $315,000 related to the termination of certain of its pension plans. In the first quarter of 1999, the Company recorded $350,000 of expense related to settlement of litigation. Excluding the aforementioned items, the 2000 net earnings were affected by higher interest expense due to increased borrowing related to recent acquisitions. Goodwill amortization increased to $832,000 in the first quarter of 2000 compared to $100,000 from the same period in 1999 and affected the comparability of the periods.

Sales increased to $33.3 million in the first quarter of 2000 compared to $17.5 million for the same period of 1999 with the addition of $17.7 million of sales from Precision Industrial Corporation, including Herr-Voss, (“Precision”) acquired on June 30, 1999.

Cost of goods sold as a percentage of sales improved to 78.1% of sales in the first quarter of 2000 compared to 78.5% for the same period of 1999, as the newly acquired businesses have improved the overall profit margin in the Company. Operating earnings decreased to $195,000 in the first quarter of 2000 compared to $479,000 for the same period in 1999. The decrease in operating earnings was affected by additional amortization of goodwill in 2000 relating to the acquisitions of Precision. Selling, general and administrative expense increased by $3.1 million primarily due to the acquisition of Precision.

Orders received during the first quarter of 2000 totaled $28.1 million including $17.4 million for Precision, compared to $13 million for the first quarter of 1999. Backlog at March 31, 2000 was $56.4 million compared to $37.5 million at March 31, 1999 and $62.2 million at December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2000 the Company’s operating activities required $4.7 million of cash with an increase in accounts receivable ($5.0 million) and a decrease in account payable ($2.1 million) requiring cash and an increase in accrued liabilities ($1.3 million) providing cash. Advance payments from customers exceeded costs incurred on contracts in process and provided $4.1 million of cash.

Capital expenditures required $1.8 million in the first quarter of 2000 and the proceeds from the sale of the Machine Tool Division ($8.3 million) and the termination of certain pension plans ($14.1 million) allowed the Company to repay $18.0 million of the Company’s Term A long-term debt.

The funding of operating losses and debt service during the first quarter required the Company to borrow $2.8 million under its line of credit. At March 31, 2000, the Company had $6.2 million available under its revolving credit line to borrow or for issuing letters of credit. The Company will likely borrow additional funds during the second quarter of 2000 to pay $2.8 million of excise tax associated with the termination of its pension plans.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 2000 AND 1999

Operating losses were incurred in the first quarter primarily as a result of the low volume and inconsistency of orders it has received since mid-1999. In addition, collections of accounts receivable have been delayed due to difficulty encountered in completing a number of contracts. As a result of the above, the Company has been unable to generate adequate cash flow to support its current business operations and service its financing costs and debt payments. Until its monthly order rate and profitability improve, the Company will likely require funds from its line of credit to support its present level of operations. The Company is examining its costs and operating structure to identify additional cost savings, efficiency and productivity actions to improve its gross margin and profitability. Management is evaluating the current GenSystems workforce to determine if a personnel reduction is necessary, given the lower than planned level of backlog. Any adjustments in workforce will likely occur during the second quarter of 2000, when the Company also expects to record any necessary restructuring charge. In addition to reducing its ongoing operating costs, the Company is aggressively pursuing new business and focusing on closing out existing contracts to collect amounts owing from its customers. The Company has also suspended non-essential spending and capital expenditures to conserve its cash. With limited availability under its credit line and unless its order rate improves, the Company will likely have to either increase its line of credit or seek alternative sources of financing. The Company is currently considering an offer from its present lender to increase its line of credit.

The Company’s bank loan covenants become more restrictive effective as of the end of the second quarter of 2000. Based upon the Company’s current projections, there can be no assurance that the Company will be in compliance with the new covenants at the end of the second quarter. If a covenant violation occurs, the Company will likely attempt to negotiate a waiver or covenant amendment with its lender.

INTEREST RATE RISK

The Company anticipates incurring higher borrowing costs as a result of increases in prime rate and LIBOR in 2000. At January 1, 2000 prime rate was 8.50% and 90 day LIBOR was 6.00%. At April 30, 2000 these rates increased to 9.00% and 6.50%, respectively. The Company estimates that a    .25% change in LIBOR or prime rate would impact annual interest cost by $115,000 based on the amount of variable rate debt outstanding, exclusive of the notional amount discussed below, at March 31, 2000.

Effective April 1, 2000 the Company entered into an interest rate swap contract for a portion of its bank debt. The notional amount under the contract declines from an initial amount of $24.5 million to $14.5 million at the maturity of the contract on June 30, 2003. The receive rate under the contract is 90 day LIBOR (6.50% at April 30, 2000) and the pay rate is fixed at 7.16%. This transaction will have the near term impact of also increasing the Company’s borrowing costs based on the present 90 day LIBOR rate. In the first quarter of 2000, the Company’s average base interest rate on this portion of its debt was 6.10%. The impact of the above swap contract would be an increase of $250,000 in annual interest expense over the annualized amount paid by the Company in the first quarter of 2000.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 2000 AND 1999

FORWARD LOOKING STATEMENTS

      In addition to historical information, this document contains various forward-looking statements, which are subject to risks, and uncertainties that could cause actual results to differ materially from these statements. These risks include, but are not limited to, changes in economic conditions, interest rates, price and product offering competition from domestic and foreign entities, customer purchasing patterns, labor costs, product liability issues and other legal claims, and governmental regulatory issues. Words identifying forward-looking statements include “plan”, “believe”, “expect”, “anticipate”, “project”, “intend”, “estimate” and other expressions which are predictions or indications of future events or trends which do not relate to historical matters.

      Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement is made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by the Company in this document and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company’s business.

PART II — OTHER INFORMATION

Items 1 — 5 Inapplicable

Item 6 — Exhibits and Reports on Form 8-K

      (a) Exhibit 27 — Financial Data Schedule

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS WORLDWIDE INC. (Registrant)

DATE:	May 12, 2000	By /s/ Karl A. Frydryk

Karl A. Frydryk Vice President & Chief Financial Officer (principal financial officer)