Form 10-Q
period 2000-06-30
GENESIS WORLDWIDE INC
filed 2000-08-14
CIK 67532

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2000
                      -------------
                                       or

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 1 - 1997
                    --------

                             GENESIS WORLDWIDE INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

 Ohio                                                     34-4307810
---------------------------                               ----------
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

                                      N.A.
                                      ----
              (Former name, former address and former fiscal year,
                         if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of common shares outstanding as of July 31, 2000 was 4,285,696.

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                                          PAGE
                                                                                         NUMBER
                                                                                         ------

PART 1.     FINANCIAL INFORMATION:

            ITEM 1. - Condensed Consolidated Financial Statements:

                Balance Sheets - June 30, 2000 (unaudited) and

                December 31, 1999                                                          2


                Statements of Operations and Comprehensive Income (unaudited)
                 - Two Quarters and Quarter ended June 30, 2000 and 1999                   3


                Statements of Cash Flow (unaudited) - Two Quarters ended
                June 30, 2000 and 1999                                                     4

                Notes to Condensed Consolidated Financial Statements                       5-9


            ITEM 2. - Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                                                           10-12

            ITEM 3. - Quantitative and Qualitative Disclosure
                      About Market Risk                                                    13


PART II.    OTHER INFORMATION:

            ITEM 1.-5.        Inapplicable                                                 14

            ITEM 6.           Exhibits and Reports on Form 8-K                             14

PART 1 - FINANCIAL INFORMATION

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                  June 30          December 31
                                                                    2000              1999
                                                                    ----              ----
                                                                 (Unaudited)

Current assets:
    Cash                                                          $     105         $     559
    Accounts receivable                                              23,764            22,107
    Costs and estimated earnings in excess of
        billings on uncompleted contracts                            14,002            12,702
    Inventories                                                      10,975            10,016
    Prepaid and other expenses                                        1,859             1,783
    Deferred income taxes                                             7,016             6,816
    Net current assets of discontinued operations                                       8,077
                                                                  ---------         ---------

         Total current assets                                        57,721            62,060

Property, Plant & Equipment - Net                                    28,557            27,770
Prepaid pension costs                                                 9,135            19,849
Deferred income taxes                                                 2,297             2,297
Intangible assets                                                    64,414            68,473
Other assets                                                          3,919             5,018
                                                                  ---------         ---------

                                                                  $ 166,043         $ 185,467
                                                                  =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current portion of long-term debt                             $   6,040         $   5,540
    Accounts payable                                                 18,058            20,557
    Accrued liabilities                                               9,640            15,126
    Billings in excess of costs and estimated
         earnings on uncompleted contracts                           12,771             6,962
    Net current liabilities of discontinued operations                  384
                                                                  ---------         ---------

         Total current liabilities                                   46,893            48,185

Postretirement benefits                                               3,107             3,054
Long-term debt, less current portion                                 80,813            94,034
Other long-term liabilities                                           1,185             1,122
                                                                  ---------         ---------
         Total liabilities                                          131,998           146,395
Shareholders' equity:
    Preferred stock                                                      14                14
    Common stock and additional paid in capital                      10,160             9,500
    Unearned compensation, restricted stock                             (17)              (22)
    Retained earnings                                                24,230            29,685
    Accumulated other comprehensive income                             (342)             (105)
                                                                  ---------         ---------
         Total Shareholders' equity                                  34,045            39,072
                                                                  ---------         ---------

                                                                  $ 166,043         $ 185,467
                                                                  =========         =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME
                (amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                            Two Quarters Ended June 30         Quarter Ended June 30
                                                            --------------------------         ---------------------
                                                             2000              1999            2000             1999
                                                             ----              ----            ----             ----

Net sales                                                  $ 66,616         $ 38,855         $ 33,233         $ 21,329
Operating costs and expenses:
    Cost of sales                                            53,132           30,318           27,075           16,554
    Selling, general and administrative                      12,002            6,225            5,703            3,042
    Amortization of goodwill                                  1,665              204              833              104
                                                           --------         --------         --------         --------

Operating income (loss)                                        (183)           2,108             (378)           1,629
Other income (expense):
    Interest expense                                         (4,415)            (629)          (2,114)            (302)
    Interest income                                             130               80               97               41
    Other (expense) income                                     (273)             191             (441)             138
                                                           --------         --------         --------         --------

Income (loss)  before income taxes                           (4,741)           1,750           (2,836)           1,506

Income tax (provision) benefit                                 (124)            (630)            (215)            (542)
                                                           --------         --------         --------         --------

Income (loss) from continuing operations                     (4,865)           1,120           (3,051)             964

Income (loss) from operations of discontinued
    segments, net of income tax (provision)
    benefit of $324 and $306 in 2000 and $(51)
    and $191 in 1999, respectively                             (576)              91             (544)            (341)
                                                           --------         --------         --------         --------

Net income (loss)                                            (5,441)           1,211           (3,595)             623

Other comprehensive loss,
    foreign
    currency translation
    adjustments                                                (237)            (220)            (231)            (131)
                                                           --------         --------         --------         --------

Comprehensive income (loss)                                $ (5,678)        $  1,431         $ (3,826)        $    492
                                                           ========         ========         ========         ========

Average common shares outstanding:
    Basic                                                     4,284            3,781            4,286            3,787
    Diluted                                                   4,284            3,794            4,286            3,809
Earnings(loss) per common share, basic and diluted:
    Continuing operations                                  $  (1.14)        $    .30         $   (.71)        $    .25
    Discontinued operations                                    (.13)             .02             (.13)            (.09)
                                                           --------         --------         --------         --------
                                                           $  (1.27)        $    .32         $   (.84)        $    .16
                                                           ========         ========         ========         ========

Dividends per share:
     Preferred                                             $    .90         $    .90         $    .45         $    .45
     Common                                                $                $    .10                          $    .05



The accompanying notes are an integral part of the condensed consolidated financial statements.

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                (Unaudited)
                                                                         Two Quarters Ended June 30
                                                                         --------------------------
                                                                          2000              1999
                                                                          ----              ----
Cash flow from operating activities:
    Net income (loss)                                                  $  (5,441)        $   1,211
    Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
            (Income) loss from discontinued operations                       900              (142)
            Depreciation and amortization                                  3,546               833
            Equity in loss of affiliates                                     707
            Prepaid pension cost                                              70              (717)
            Deferred tax provision (benefit)                                (200)              681
            (Gain) loss on sale of fixed assets                                3                (6)
            Gain from pension plan reversion                              (3,132)

    Changes in operating assets and liabilities
        excluding effect of discontinued operations
           and acquisition in 1999:
             Accounts receivable                                          (1,681)            1,162
             Inventories                                                    (958)            1,390
             Cost and estimated earnings in excess of
                billings on uncompleted contracts                         (1,300)           (1,355)

             Billings in excess of costs and estimated earnings
                on uncompleted contracts                                   5,810            (1,950)
         Prepaids and other assets                                           (52)             (441)
         Accounts payable                                                 (2,499)           (1,912)
         Accrued liabilities                                              (4,609)            3,167
                                                                       ---------         ---------
    Net cash provided by (used in) operating activities                   (8,836)            1,921

Cash flows from investing activities:
     Capital expenditures                                                 (2,507)             (980)
     Proceeds from sale of division                                        8,334
    Acquisition of business, net of cash acquired                                          (73,402)
     Proceeds from pension plan reversion                                 14,086
     Decrease in other assets                                              1,812               173
     Proceeds from sale of fixed assets                                       30                13
                                                                       ---------         ---------
     Net cash provided by (used in) investing activities                  21,755           (74,196)

Cash flows from financing activities:
    Dividends paid                                                           (13)             (391)
    Issuance of stock                                                         19                64
    Debt acquisition costs                                                                  (2,275)
    Repayment of short-term borrowings                                                        (500)
    Proceeds from long-term borrowings                                    25,524           101,709
    Repayments of long-term borrowings                                   (38,050)          (17,529)
                                                                       ---------         ---------
    Net cash provided by (used in) financing activities                  (12,520)           81,078

Effect of exchange rates on cash                                             (80)             (215)
                                                                       ---------         ---------
Net cash provided by (used in) continuing operations                         319             8,588
Net cash provided by (used in) discontinued operations                      (773)           (1,517)
Cash, beginning of period                                                    559             1,708
                                                                       ---------         ---------
Cash end of period                                                     $     105         $   8,779
                                                                       =========         =========


The accompanying notes are an integral part of the condensed consolidated financial statements

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    TWO QUARTERS ENDED JUNE 30, 2000 AND 1999
          ( all dollar amounts in thousands, except per share amounts)


1.       FINANCIAL STATEMENTS
         --------------------

         The balance sheet at December 31, 1999 presents condensed financial information taken from the audited financial statements. The interim financial statements are unaudited. In the first quarter of 2000 the Company recorded a net gain of $315 related to the termination of two of its pension plans, which is included in other income. In the first quarter of 1999 the Company recorded an accrual for $350 as the estimated cost to settle litigation. In the opinion of management, all other adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position and results of operations for the interim periods presented, have been made. The results shown for the first two quarters of 2000 are not necessarily indicative of the results that may be expected for the entire year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 annual report to shareholders.

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

3.       INVENTORIES
         -----------

         The Company's inventories consist of the following balances:

                                                       June 30          December 31
                                                         2000               1999
                                                         ----               ----

         Finished goods                                $   621            $    889
         Work-in process                                 5,026               3,252
         Raw materials                                   5,328               5,875
                                                       -------            --------
         Total first-in, first-out cost                $10,975            $ 10,016
                                                       =======            ========

4.       LONG-TERM DEBT
         --------------

         The Company has an outstanding credit facility consisting of a term loan facility in an aggregate principal amount of $48,900 and a revolving credit facility, which provides for loans and letters of credit. The revolving credit facility has $35,000 available through October 31, 2000, after which the amount available is reduced to $30,000. The term loan facility consists of two tranches in principal amounts of $28,050 (the "Term A Loan") and $19,800 (the "Term B Loan"). The Term A Loan and the revolving credit facility mature on June 30, 2006 and the Term B Loan matures on December 31, 2006. Principal payments of the Term A Loan are required on a quarterly basis increasing from $1,250 per quarter on September 30, 2000 to $2,500 per quarter during the last four quarters of the payment term.

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    TWO QUARTERS ENDED JUNE 30, 2000 AND 1999
          ( all dollar amounts in thousands, except per share amounts)

         Principal payments of the Term B Loan are in quarterly installments of $50 through June 30, 2005 with $9,300 due on September 30, 2006 and December 31, 2006. Outstanding borrowings under the revolving credit facility and term loans accrue interest based on prime rate or LIBOR plus an additional percentage depending on the leverage ratio. The weighted average interest rate of these loans was 9.86% at June 30, 2000. On June 30, 2000 the Company had $6,160 available under the revolving credit facility.

         The credit facility agreement contains certain covenants, including a maximum senior leverage ratio, minimum interest coverage ratio, minimum fixed charge coverage ratio, a limitation on the amount of capital expenditures and a restriction on paying dividends. Substantially all the assets of the Company are pledged under the above credit facility.

         In connection with a June 2000 amendment to the credit facility which increased the Company's revolving credit line and modified certain covenants, the Company granted to the lender, ING (U.S.) Capital LLC, a warrant to purchase shares of the Company's common stock. Under the warrant agreement, unless the Company achieves certain conditions by October 31, 2000 including a reduction in its term loans of at least $10,000 and a prescribed maximum senior leverage ratio, ING will receive a warrant to acquire 800,000 shares of the Company's common stock at an exercise price of $.01 per share. The warrant would become exercisable on February 1, 2001. The number of shares under the warrant would reduce if certain events occur prior to January 31, 2001. The fair value of the warrants was estimated at $643, using the Black-Scholes Model and was recorded at the date of grant. The amount is included in these financial statements as a discount to the term loan and will be amortized over the remaining term of the loans.

         The Company also has outstanding subordinated notes consisting of $15,448 in 12% Senior Subordinated Notes ("Notes") due December 31, 2007 and $840 in 8% Junior Subordinated Notes due June 30, 2002. As a condition to an amendment to the Company's credit facility, interest on the Notes for the quarter ended June 30, 2000 was not paid but was capitalized into the amount outstanding on the Notes. In addition, interest payments for the quarter ended September 30, 2000 will be deferred and capitalized as part of the Note. The Company has also issued warrants to purchase 100,000 common shares in conjunction with the Notes, at a warrant exercise price of $7.75 per share, subject to adjustment, which expire on June 30, 2009. The fair value of the 100,000 warrants issued, estimated at $291 using the Black-Scholes Model, was recorded as a discount to the Notes and is being amortized over the term of the Notes. In addition, the Notes contain provisions that would increase the interest rate to 12.5% if the Notes are not repaid by June 30, 2000.

5.       DISCONTINUED OPERATIONS
         -----------------------

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

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    TWO QUARTERS ENDED JUNE 30, 2000 AND 1999
          ( all dollar amounts in thousands, except per share amounts)


         The machine tool division, along with the Sidney division which was sold in 1997, comprised the Company's machine tool segment. The results of the machine tool segment are reported as discontinued operations in these financial statements. Net sales from the discontinued segment of $961 and $8,387 for the two quarters ended June 30, 2000 and 1999 respectively, and the related cost of sales, general and administrative costs and interest expense have been reclassified from continuing operations and are included in the loss from discontinued operations. In the two quarters ended June 30, 2000 the Company has increased the provision for operating losses by $150 related to certain costs incurred relating to closing this segment.

         In December 1999, the Company adopted a plan to discontinue the paper coating and laminating segment of its business. The plan of disposal provides for the servicing and installation of two remaining contracts which should be completed by September 2000. Net liabilities of $384 at June 30, 2000 consists of accounts receivable and accounts payable which will be settled or received in cash in 2000, contract reserves for remaining contracts and fixed assets which are carried at net realizable value. Net sales from the discontinued segment of $30 and $1,391 for the two quarters ended June 30, 2000 and 1999, respectively, and the respective cost of sales, general and administrative costs and interest expense have been reclassified from continuing operations and are included in the loss from discontinued operations. During the second quarter of 2000, the Company increased the provision for operating losses by $750 relating to additional estimated contract costs.

         The following table summarizes the net loss from operations of discontinued segments:

                                                              Two Quarters Ended June 30
                                                              --------------------------
                                                                 2000          1999
                                                                 ----          ----

         Net earnings (loss) from operations:
             Machine tool segment                               $(150)        $ 569
             Paper coating and laminating segment                (750)         (427)
                                                                -----         -----
                                                                 (900)          142
         Tax (provision) benefit                                  324           (51)
                                                                -----         -----
         Earnings (loss) from operations of discontinued
             segments                                           $(576)        $  91
                                                                =====         =====

         The provision for operating losses is summarized as follows:

                                               Machine Tool   Paper Coating and
                                                  Segment     Laminating Segment       Total
                                                  -------     ------------------       -----

         Provision for operating losses
            at December 31, 1999                   $ 400             $ 220             $ 620

         Operating losses charged to
            the provision                           (435)             (551)             (986)

         Additional provision                        150               750               900
                                                   -----             -----             -----

         Provision for operating losses
            at June 30, 2000                       $ 115             $ 419             $ 534
                                                   =====             =====             =====

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    TWO QUARTERS ENDED JUNE 30, 2000 AND 1999
          ( all dollar amounts in thousands, except per share amounts)


6.       ACQUISITIONS
         ------------

         On June 30, 1999, the Company acquired Precision Industrial Corporation and Subsidiaries ("Precision"). The following unaudited proforma information presents a summary of consolidated results of operations of the Company as if the acquisition of Precision had occurred at the beginning of each period presented.

                                                          Two Quarters Ended June 30
                                                          --------------------------
                                                           2000                   1999
                                                           ----                   ----
                                                                  (Unaudited)

         Net sales                                      $   66,616            $   65,378
         Loss before taxes                              $   (4,741)           $   (1,891)
         Income tax (provision) benefit                 $     (124)           $    1,208
         Loss from continuing operations                $   (4,865)           $     (683)
         Earnings (loss) per share (basic and
                diluted) from continuing operations     $    (1.14)           $     (.02)

         These unaudited proforma results have been prepared for comparative purposes only and include certain adjustments such as elimination of management costs not expected to be incurred after the acquisition, additional depreciation as a result of the step-up in the basis of fixed assets, additional amortization expense as a result of goodwill and an increase in interest expense as a result of acquisition debt. They do not purport to be indicative of the results of operations which would have resulted had the combination occurred at the beginning of each period presented or of future results of operations of the combined entities. The disproportionate tax provision results from the nondeductibility of goodwill and federal excise tax in 2000.

         In the second quarter of 2000 the Company resolved a preacquisition contingency upon receipt of an actuarial valuation related to a pension liability recorded by a foreign subsidiary of Precision. The resolution of this contingency resulted in a reduction of the pension liability and a decrease in goodwill of $1,235.

7.       PENSION PLAN TERMINATION
         ------------------------

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

8.       OTHER MATTERS
         -------------

         Operating losses were incurred in the first half of 2000 primarily as a result of the low volume and inconsistency of orders the Company has received since mid-1999. In addition, collections of accounts receivable have been delayed due to difficulty encountered in completing a number of contracts. Due to the above, the Company was unable to generate adequate cash flow to support its current business operations and service its financing costs and debt payments. As a result, the Company has initiated a number of initiatives to reduce its operating costs and improve its cash flow. These initiatives include personnel reductions and cost containment programs. The Company estimates it has reduced its annual operating costs by over $3.1 million through these

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    TWO QUARTERS ENDED JUNE 30, 2000 AND 1999
          ( all dollar amounts in thousands, except per share amounts)


         steps, which began in the second quarter of 2000. In addition to reducing its operating costs, the Company is aggressively pursuing new business and focusing on closing out existing contracts to collect amounts owing from its customers. The Company has also suspended non-essential spending and capital expenditures to future conserve its cash.

         The Company anticipates that it will have adequate credit available to continue its operations for the foreseeable future, provided that its order volume continues at not less than present levels. Through cost reductions and collections efforts, the Company anticipates improving its cash flows over the level of cash outflow experienced in the first half of 2000.

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    TWO QUARTERS ENDED JUNE 30, 2000 AND 1999


         RESULTS OF OPERATIONS
         ---------------------

         For the two quarters and quarter ended June 30, 2000 the Company reported a net loss from continuing operations of $4,865,000 and $3,051,000, respectively, compared to net earnings from continuing operations of $1,120,000 and $964,000 for the same periods in 1999. During the first quarter of 2000 the Company recorded a net gain of $315,000 related to the termination of certain of its pension plans. In the first quarter of 1999, the Company recorded $350,000 of expense related to settlement of litigation. Excluding the aforementioned items, the 2000 net earnings were affected by higher interest expense due to increased borrowing related to recent acquisitions. Goodwill amortization related to acquisitions increased by $1,461,000 and $729,000 in the first two quarters and second quarter of 2000 compared to the same periods in 1999.

         Sales increased to $66.6 million and $33.2 million in the two quarters and second quarter of 2000, compared to $38.9 million and $21.3 million for the same periods of 1999 with the addition of $34.7 million of sales ($18.3 million in the second quarter) from Herr-Voss ("Precision") acquired on June 30, 1999. The Company's businesses excluding Precision experienced a decline in sales of $7 million for the two quarters ended June 30, 2000, of which $6.4 million of that decline occurred in the second quarter of 2000. This decline in revenues was due to a prolonged slowdown in orders for the Company's capital equipment which began in mid-1999.

         Cost of goods sold as a percentage of sales was 79.8% and 81.5% in the two quarters and second quarter of 2000 compared to 78.0% and 77.6% in the respective 1999 periods. The newly acquired businesses have improved the overall profit margin in the Company, but cost overruns and problems with contract closeouts at the existing businesses, particularly in the second quarter of 2000, contributed to the lower margin in the 2000 periods compared to 1999. An operating loss of $183,000 and $378,000 was incurred in the two quarters and second quarter of 2000 compared to operating earnings of $2.1 million and $1.6 million for the same periods in 1999. The decrease in operating earnings was affected by additional amortization of goodwill in 2000 relating to acquisitions. Selling, general and administrative expense increased by $5.8 million and $2.7 in the two quarters and second quarter of 2000, primarily due to the acquisition of Precision. Also affecting comparability of operating results between 2000 and 1999 was pension income of $717,000 and $376,000 recognized in the two quarters and quarter ended June 30, 1999 related to pension plans that were terminated in January, 2000.

         Orders received during the first two quarters of 2000 totaled $56.7 million including $45.0 million for Precision, compared to $29.1 million for the same period of 1999. Backlog at June 30, 2000 was $52.5 million compared to $32.8 million at June 30, 1999 and $62.2 million at December 31, 1999.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         During the first two quarters of 2000 the Company's operating activities required $8.8 million of cash with an increase in inventories ($1.0 million) and decreases in accounts payable ($2.5 million) and accrued liabilities ($3.1 million) requiring cash. Advance payments from customers exceeded costs incurred on contracts in process and increases in accounts receivables and provided $2.9 million of cash.

         Capital expenditures required $2.5 million in the first two quarters of 2000 and the proceeds from the sale of the Machine Tool Division ($8.3 million) and the termination of certain pension plans ($14.1 million) allowed the Company to repay $18.0 million of the Company's Term A long-term debt.

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    TWO QUARTERS ENDED JUNE 30, 2000 AND 1999

         The funding of operating losses and debt service during the first half of 2000 required the Company to borrow $7.5 million under its line of credit, including $2.1 million to repay its term debt. At June 30, 2000, the Company had $6.2 million available to borrow or for issuing letters of credit under its revolving credit line of $35 million. The Company's line of credit is $35 million through October 31, 2000, after which it returns to its original amount of $30 million.

         Operating losses were incurred in the first half of 2000 primarily as a result of the low volume and inconsistency of orders the Company has received since mid-1999. In addition, collections of accounts receivable have been delayed due to difficulty encountered in completing a number of contracts. Due to the above, the Company was unable to generate adequate cash flow to support its current business operations and service its financing costs and debt payments. As a result, the Company has initiated a number of initiatives to reduce its operating costs and improve its cash flow. These initiatives include personnel reductions and cost containment programs. The Company estimates it has reduced its annual operating costs by over $3.1 million through these steps, which began in the second quarter of 2000. In addition to reducing its operating costs, the Company is aggressively pursuing new business and focusing on closing out existing contracts to collect amounts owing from its customers. The Company has also suspended non-essential spending and capital expenditures to future conserve its cash.

         The Company anticipates that it will have adequate credit available to continue its operations for the foreseeable future, provided that its order volume continues at not less than present levels. Through cost reductions and collections efforts, the Company anticipates improving its cash flows over the level of cash outflow experienced in the first half of 2000.

         The Company's bank loan covenants become more restrictive beginning September 30, 2000. If a covenant violation would occur in the future, the Company would attempt to negotiate a waiver or covenant amendment with its lender.

         The Company believes that a valuation allowance against deferred tax assets is not necessary, other than a valuation allowance relating to the net operating loss carryforwards of the Company's subsidiaries in German, which are being liquidated. The Company anticipates that the deferred tax assets will be realized as a result of the reversal of the deferred tax liabilities and the generation of future taxable income. However, a valuation allowance against the deferred tax assets could be required if estimates of future taxable income are reduced.

         INTEREST RATE RISK
         ------------------

         The Company anticipates incurring higher borrowing costs as a result of increases in prime rate and LIBOR in 2000. At January 1, 2000 prime rate was 8.50% and 90 day LIBOR was 6.00%. At July 30, 2000 these rates increased to 9.50% and 6.72%, respectively. The Company estimates that a .25% change in LIBOR or prime rate would impact annual interest cost by $115,000 based on the amount of variable rate debt outstanding at June 30, 2000, exclusive of the notional amount discussed in the Quantitative and Qualitative Disclosure about Market Risk section below.

         The Company has an interest rate swap contract for a portion of its bank debt. The notional amount under the contract declines from $23.9 million to $14.5 million at the maturity of the contract on June 30, 2003. The receive rate under the contract is 90 day LIBOR (6.78% for the period July 1, 2000 to September 30, 2000) and the pay rate is fixed at 7.16%. This transaction will have the impact of increasing the Company's borrowing costs by $23 during the quarter ended September 30, 2000.

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    TWO QUARTERS ENDED JUNE 30, 2000 AND 1999


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

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURE ABOUT MARKET RISK
                    TWO QUARTERS ENDED JUNE 30, 2000 AND 1999


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
----------------------------------------------------------

Effective April 1, 2000, the Company entered into a three year interest rate swap contract for a portion of its bank debt. The notional amount under the contract declines from an initial amount of $24.5 million to $14.5 million at the maturity of the contract on June 30, 2003. The interest rate swap hedges against potential interest increases by having a fixed pay rate of 7.16% with a variable receive rate of 90 day LIBOR (6.77% at June 30, 2000), which is fixed two days before each quarter. In the second quarter of 2000, the Company's interest rate on this portion of its debt was 6.28%. The effect of this swap was to increase interest expense by $54 in the second quarter of 2000 as the 90 day LIBOR rate was below the fixed pay rate. For the third quarter of 2000 this transaction will have the impact of increasing interest cost by $23 under this swap. At June 30, 2000, a payment of $62,000 would be required to terminate the interest rate swap contract.

PART II - OTHER INFORMATION



Items 1- 3 Inapplicable

Item 4 - Submission of Matters to a vote of Security Holders.

(a.)     The Company's Annual Shareholders meeting was held on May 10, 2000.
(b.)     The following Directors were elected to serve a three year term:

                                    Votes for        Votes Against          Abstain
                                    ---------        -------------          -------

         John A. Bertrand           3,601,363           34,401                  0
         Gerald L. Connelly         3,601,388           34,376                  0
         Joseph M. Rigot            3,602,088           33,676                  0

         The following continued as Directors:

         Richard E. Clemens
         William R. Graber
         J. William Uhrig
         Augustine A. Fornataro
         Waldemar M. Goulet

Item 5 - Inapplicable

Item 6 - Exhibits and Reports on Form 8-K

         (a.) Exhibit 4 - Second Amendment and Waiver to the Credit Agreement dated as of June 28, 2000 between Genesis Worldwide Inc. and ING (U.S.) Capital LLC.

         (b.) Exhibit 27 - Financial Data Schedule

         (c.) On June 21, 2000 the Company filed an 8-K to disclose the resignation of two of its Directors.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GENESIS WORLDWIDE INC.
                                     (Registrant)

         DATE: August 14, 2000       By s/Karl A. Frydryk
             ------------------         -----------------
                                        Karl A. Frydryk
                                        Vice President & Chief Financial Officer
                                        (principal financial officer)