Form 10-Q
period 2000-09-30
GENESIS WORLDWIDE INC
filed 2000-11-20
CIK 67532

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2000
                      ------------------
                                       or

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

The number of common shares outstanding as of October 31, 2000 was 3,785,696.

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

PART 1. FINANCIAL INFORMATION:

        ITEM 1. - Condensed Consolidated Financial Statements:

          Balance Sheets - September 30, 2000 (unaudited) and
          December 31, 1999                                                2

          Statements of Operations and Comprehensive Income (unaudited)
          - Three Quarters and Quarter ended September 30, 2000 and 1999   3

          Statements of Cash Flow (unaudited) - Three Quarters ended
          September 30, 2000 and 1999                                      4

          Notes to Condensed Consolidated Financial Statements             5-9


        ITEM 2. - Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                               10-12

        ITEM 3. - Quantitative and Qualitative Disclosure
                  About Market Risk                                        13


PART II. OTHER INFORMATION:

        ITEM 1.-5. Inapplicable                                            14

        ITEM 6.    Exhibits and Reports on Form 8-K                        14

PART 1 - FINANCIAL INFORMATION

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                              September 30                  December 31
                                                                   2000                         1999
                                                                   ----                         ----
                                                               (Unaudited)

Current assets:
    Cash                                                        $     241                     $    559
    Accounts receivable                                            22,006                       22,107
    Costs and estimated earnings in excess of
        billings on uncompleted contracts                          12,893                       12,702
    Inventories                                                     9,785                       10,016
    Prepaid and other expenses                                      1,197                        1,783
    Deferred income taxes                                           7,987                        6,816
    Net current assets of discontinued operations                                                8,077
                                                                ---------                    ---------

         Total current assets                                      54,109                       62,060

Property, Plant & Equipment - Net                                  28,336                       27,770
Prepaid pension costs                                               9,135                       19,849
Deferred income taxes                                               2,297                        2,297
Goodwill and other intangible assets                               59,672                       68,473
Other assets                                                        3,778                        5,018
                                                                ---------                    ---------

                                                                $ 157,327                    $ 185,467
                                                                =========                    =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      -------------------------------------

Current liabilities:
    Current portion of long-term debt                           $   6,540                    $   5,540
    Accounts payable                                               17,983                       20,557
    Accrued liabilities                                             8,978                       15,126
    Billings in excess of costs and estimated
         earnings on uncompleted contracts                         10,774                        6,962
    Net current liabilities of discontinued operations                 86
    Long-term debt in technical default                            65,420
                                                                ---------                    ---------

         Total current liabilities                                109,781                       48,185

Postretirement benefits                                             3,079                        3,054
Long-term debt, less current portion                               11,987                       94,034
Other long-term liabilities                                         1,182                        1,122
                                                                ---------                    ---------
         Total liabilities                                        126,029                      146,395
Shareholders' equity:
    Preferred stock                                                    14                           14
    Common stock and additional paid in capital                     9,805                        9,500
    Unearned compensation, restricted stock                            (9)                         (22)
    Retained earnings                                              21,936                       29,685
    Accumulated other comprehensive income                           (448)                        (105)
                                                                ---------                    ---------
         Total shareholders' equity                                31,298                       39,072
                                                                ---------                    ---------

                                                               $  157,327                    $ 185,467
                                                               ==========                    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME
                (amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                        Three Quarters Ended                     Quarter Ended
                                                        --------------------                     -------------
                                                           September 30                          September 30
                                                           ------------                          ------------
                                                       2000             1999                 2000            1999
                                                       ----             ----                 ----            ----

Net sales                                           $ 99,738         $ 74,086             $ 33,122        $ 35,231
Operating costs and expenses:
    Cost of sales                                     81,915           57,017               28,784          26,237
    Selling, general and administrative               16,733           11,744                4,730           5,982
    Amortization of goodwill and other
     intangible assets                                 2,435              891                  770             686
                                                    --------         --------             --------        --------
Operating income (loss)                               (1,345)           4,434               (1,162)          2,326
Other income (expense):
    Interest expense                                  (6,714)          (2,966)              (2,299)         (2,336)
    Interest income                                      154              225                   24             145
    Other (expense) income                              (180)              93                   93             (98)
                                                    --------         --------             --------        --------

Income (loss)  before income taxes                    (8,085)           1,786               (3,344)             37

Income tax (provision) benefit                           925             (964)               1,049            (335)
                                                    --------         --------             --------        --------

Income (loss) from continuing operations              (7,160)             822               (2,295)           (298)

Income (loss) from operations of discontinued
    segments, net of income tax
    benefit of $324 in 2000 and $303
    and  $354 in 1999, respectively                     (576)            (539)                                (630)
                                                    --------         --------             --------        --------

Net income (loss)                                     (7,736)             283               (2,295)           (928)

Other comprehensive income (loss),
    foreign currency translation adjustments            (343)             106                 (112)            327
                                                    --------         --------             --------        --------

Comprehensive income (loss)                         $ (8,079)        $    389             $ (2,407)       $   (601)
                                                    ========         ========             ========        ========
Average common shares outstanding:
    Basic                                              4,227            3,948                4,112           4,283
    Diluted                                            4,227            3,963                4,112           4,283
Earnings(loss) per common share,
    basic and diluted:
    Continuing operations                           $  (1.69)        $    .21             $   (.56)       $   (.07)
    Discontinued operations                             (.14)            (.14)                                (.15)
                                                    --------         --------             --------        --------
                                                    $  (1.83)        $    .07             $   (.56)       $   (.22)
                                                    ========         ========             ========        ========

Dividends per share:
     Preferred                                      $   1.35         $   1.35             $    .45        $    .45
     Common                                                          $    .10


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         Three Quarters Ended September 30
                                                                         ---------------------------------
                                                                             2000                1999
                                                                             ----                ----
Cash flow from operating activities:

    Net income (loss)                                                    $  (7,736)           $    283
    Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
            (Income) loss from discontinued operations                         900                 842
            Depreciation and amortization                                    5,326               2,373
            Equity in loss of affiliates                                       811                 133
            Prepaid pension income                                            (271)             (1,094)
            Deferred tax provision (benefit)                                (1,171)                661
            (Gain) loss on sale of fixed assets                                  3                  (1)
            Gain from pension plan reversion                                (3,132)

    Changes in operating assets and liabilities
        excluding effect of discontinued operations
           and acquisition in 1999:
             Accounts receivable                                                 78             (4,546)
             Inventories                                                        231               (981)
             Cost and estimated earnings in excess of
                billings on uncompleted contracts                              (191)               799
             Billings in excess of costs and estimated earnings
                on uncompleted contracts                                      3,813             (5,529)
             Prepaids and other assets                                          610                781
             Accounts payable                                                (2,574)            (2,814)
             Accrued liabilities                                             (4,877)             3,753
                                                                           --------           --------
    Net cash provided by (used in) operating activities                      (8,180)            (5,340)

Cash flows from investing activities:
     Capital expenditures                                                    (3,208)            (1,390)
     Proceeds from sale of division                                           8,334
     Acquisition of business, net of cash acquired                                             (73,402)
     Proceeds from pension plan reversion                                    14,086
     Decrease in other assets                                                 2,016              1,008
     Proceeds from sale of fixed assets                                          41                 47
                                                                           --------           --------
     Net cash provided by (used in) investing activities                     21,269            (73,737)

Cash flows from financing activities:
    Dividends paid                                                              (13)              (398)
    Issuance of stock                                                            15                 73
    Debt acquisition costs                                                                      (2,528)
    Repayment of short-term borrowings                                                            (500)
    Proceeds from long-term borrowings                                       35,148            109,222
    Repayments of long-term borrowings                                      (47,350)           (27,096)
                                                                           --------           --------
    Net cash provided by (used in) financing activities                     (12,200)            78,773

Effect of exchange rates on cash                                               (136)               (78)
                                                                           --------           --------
Net cash provided by (used in) continuing operations                            753               (382)
Net cash provided by (used in) discontinued operations                       (1,071)                95
Cash, beginning of period                                                       559              1,708
                                                                           --------           --------
Cash end of period                                                       $      241            $ 1,421
                                                                          =========           ========


          The accompanying notes are an integral part of the condensed consolidated financial statements

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                THREE QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999
          (all dollar amounts in thousands, except per share amounts)

1.   FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements have been prepared by Genesis Worldwide Inc. (Genesis or the Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the Company's 1999 Annual Report to Shareholders, Form 10-K for the year ended December 31, 1999 and Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000.

     Certain prior year amounts have been reclassified to conform to the 2000 presentation.

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

3.   INVENTORIES

     The Company's inventories consist of the following balances:

                                                  September 30    December 31
                                                     2000            1999
                                                     ----            ----

         Finished goods                             $  1,444       $  1,454
         Work-in process                               3,692          3,252
         Raw materials                                 4,649          5,310
                                                    --------       --------
         Total first-in, first-out cost             $  9,785       $ 10,016
                                                    ========       ========

4.   LONG-TERM DEBT

     The Company has an outstanding credit facility consisting of a term loan facility in an aggregate principal amount of $48,900 and a revolving credit facility, which provides for loans and letters of credit, consisting of an initial amount of $30,000 which was increased to $35,000 during the period June 28, 2000 through October 31, 2000. Subsequent to October 31, 2000, the lender increased the amount of the line to $32,000 through December 31, 2000. The term loan facility consists of two tranches in principal amounts of $26,800 (the "Term A Loan") and $19,750 (the "Term B Loan"). The Term A Loan and the revolving credit facility mature on June 30, 2006 and the Term B Loan matures on December 31, 2006. Principal payments of the Term A Loan are required on a quarterly basis increasing from $1,250 per quarter on September 30, 2000 to $2,500 per quarter during the last four quarters of the payment term.

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                THREE QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999
           (all dollar amounts in thousands, except per share amounts)

     Principal payments of the Term B Loan are in quarterly installments of $50 through June 30, 2005 with $9,300 due on September 30, 2006 and December 31, 2006. Outstanding borrowings under the revolving credit facility and term loans accrue interest based on prime rate or LIBOR plus an additional percentage depending on the leverage ratio. The weighted average interest rate of these loans was 9.78% at September 30, 2000. On September 30, 2000 the Company had $5,013 available under the revolving credit facility.

     The credit facility agreement contains certain covenants, including a maximum senior leverage ratio, minimum interest coverage ratio, minimum fixed charge coverage ratio, a limitation on the amount of capital expenditures and a restriction on paying dividends. Substantially all the assets of the Company are pledged under the above credit facility. As a result of the losses from operations incurred during 2000, the Company did not generate sufficient earnings to be in compliance with certain of its earnings related loan covenants at September 30, 2000. As a result of the covenant violation, $66,000 of long-term debt is in technical default and has been classified as a current liability at September 30, 2000. The lender has agreed to forebear from accelerating payment of the loan balance through December 31, 2000. The Company has proposed a debt restructuring plan to its bank lender consisting of exchanging a portion of its outstanding indebtedness (which totals $71,700 at September 30, 2000) for equity in the Company. The lender has not yet formally responded to the Company's proposal but has had ongoing discussions with the Company and its financial advisor concerning this issue. The Company anticipates that it will reach an agreement with its bank lender on a debt restructuring. If a debt restructuring is not reached by December 31, 2000, the Company would request an extension of the bank forebearance and, if necessary, a continuation of its increased revolving credit facility.

     In connection with a June 2000 amendment to the credit facility which increased the Company's revolving credit line and modified certain covenants, the Company granted to the lender, ING (U.S.) Capital LLC, a warrant to purchase shares of the Company's common stock. Under the warrant agreement, unless the Company complied with certain conditions by October 31, 2000 including a reduction in its term loans of at least $10,000 and a prescribed maximum senior leverage ratio, ING will earn a warrant to acquire 800,000 shares of the Company's common stock at an exercise price of $.01 per share. The Company was unable to comply with the required conditions at October 31, 2000. Consequently, the warrant was earned by ING and is exercisable on February 1, 2001. The number of shares under the warrant would reduce if certain events occur prior to January 31, 2001. The fair value of the warrants was estimated at $643, using the Black-Scholes Model and was recorded at the date of grant. The amount is included in these financial statements as a discount to the term loan and will be amortized over the remaining term of the loans.

     The Company also has outstanding subordinated notes consisting of $11,987 in Senior Subordinated Notes ("Notes") due December 31, 2007. The Notes bear interest at 9% for the period July 1, 2000 through December 31, 2001, changing to 12.5% effective January 1, 2002 through March 31, 2002 and increasing by .5% on April 1, 2002 and at each three month interval until April 1, 2004 unless repaid to a maximum rate of 17%. Interest on the Notes due on June 30, 2000 and September 30, 2000 was not paid but was capitalized into the amount outstanding on the Notes. Interest payments due on December 31, 2000 and March 31, 2001 will also be deferred and capitalized as part of the Notes. The Company issued warrants to purchase 100,000 common shares in conjunction with the Notes, at a warrant exercise price of $7.75 per share, subject to adjustment, which expire on June 30, 2009. The fair value of the 100,000 warrants issued, estimated at $291 using the Black-Scholes Model, was recorded as a discount to the Notes and is being amortized over the term of the Notes. The Company also has outstanding $840 in 8% Junior Subordinated Notes due June 30, 2002. These Notes shall be deemed paid in full in exchange for 50% of the proceeds received from the sale of the Company's interest in the Nippon-Herr joint venture (See Note 9).

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                THREE QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999
          (all dollar amounts in thousands, except per share amounts)

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

     The machine tool division, along with the Sidney division which was sold in 1997, comprised the Company's machine tool segment. The results of the machine tool segment are reported as discontinued operations in these financial statements. Net sales from the discontinued segment of $961 and $12,267 for the three quarters ended September 30, 2000 and 1999 respectively, and the related cost of sales, general and administrative costs and interest expense have been reclassified from continuing operations and are included in the loss from discontinued operations. In the three quarters ended September 30, 2000 the Company has increased the provision for operating losses by $150 related to certain costs incurred relating to closing this segment.

     In December 1999, the Company adopted a plan to discontinue the paper coating and laminating segment of its business. The plan of disposal provides for the servicing and installation of two remaining contracts which should be completed by the end of 2000. Net liabilities of $86 at September 30, 2000 consists of accounts receivable and accounts payable which will be settled or received in cash in 2000, contract reserves for remaining contracts and fixed assets which are carried at net realizable value. Net sales from the discontinued segment of $30 and $2,127 for the three quarters ended September 30, 2000 and 1999, respectively, and the respective cost of sales, general and administrative costs and interest expense have been reclassified from continuing operations and are included in the loss from discontinued operations. During the second quarter of 2000, the Company increased the provision for operating losses by $750 relating to additional estimated contract costs.

     The following table summarizes the net loss from operations of discontinued segments:

                                                       Three Quarters Ended September 30
                                                       ---------------------------------
                                                            2000               1999
                                                            ----               ----

     Net earnings (loss) from operations:
           Machine tool segment                          $  (150)             $ (341)
           Paper coating and laminating segment             (750)               (501)
                                                         -------              ------
                                                            (900)               (842)
     Tax (provision) benefit                                 324                 303
                                                         -------              ------
     Earnings (loss) from operations of discontinued
           segments                                       $ (576)             $ (539)
                                                         =======              ======


                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                THREE QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999
           (all dollar amounts in thousands, except per share amounts)

The provision for operating losses is summarized as follows:

                                                   Machine Tool    Paper Coating and
                                                     Segment       Laminating Segment      Total
                                                     -------       ------------------      ------
       Provision for operating losses
          at December 31, 1999                        $ 400             $ 220              $ 620

       Operating losses charged to
           the provision                               (470)             (769)            (1,239)

       Additional provision                             150               750                900
                                                      -----             -----              -----

       Provision for operating losses
           at September 30, 2000                      $  80             $ 201              $ 281
                                                      =====             =====              =====


6.   ACQUISITIONS

     On June 30, 1999, the Company acquired Precision Industrial Corporation and Subsidiaries ("Precision"). The following unaudited proforma information presents a summary of consolidated results of operations of the Company as if the acquisition of Precision had occurred at the beginning of each period presented.

                                                         Three Quarters Ended September 30
                                                             2000                   1999
                                                             ----                   ----
                                                                    (Unaudited)

     Net sales                                          $  99,738             $  100,609
     Loss before taxes                                  $  (8,085)            $   (1,854)
     Income tax (provision) benefit                     $     925             $      873
     Loss from continuing operations                    $  (7,160)            $     (981)
     Earnings (loss) per share (basic and
         diluted) from continuing operations            $   (1.69)            $     (.23)


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

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                THREE QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999
           (all dollar amounts in thousands, except per share amounts)

     In the third quarter of 2000, the Company resolved certain issues relating to the Precision purchase price. Precision returned to Genesis the 500,000 shares of Genesis common stock issued in connection with the purchase. The principal amount of the 12%, $15,000 Subordinate Note issued to Precision was reduced by $3,500, the interest rate on the Note was reduced to 9% through December 31, 2001, interest on the Note through March 31, 2001 will be added to the principal amount rather than paid in cash, and warrants to purchase Genesis common shares that could have been earned by holders of the Note beginning June 30, 2000 were eliminated.

     The adjustment to the purchase price resulted in a decrease in goodwill of $4,697.

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

8.   OTHER MATTERS

     An operating loss was incurred in the first nine months of 2000, primarily as a result of the low volume and uneven flow of orders the Company has received since mid-1999 and from higher than anticipated manufacturing costs being incurred on some contracts. Due to the above, the Company was unable to generate adequate cash flow from operations to service its financing costs and debt payments and had to borrow from its line of credit. As a result, the Company has instituted a number of initiatives to reduce its operating costs and improve its cash flow. These initiatives include personnel reductions and other cost containment programs. The Company estimates it has reduced its annual operating costs by over $3.1 million through these steps, which began in the second quarter of 2000. Selling, general and administrative expense was $600,000 lower in the third quarter of 2000 than in the second quarter. The Company is continuing to review its cost structure to identify additional cost saving initiatives. In addition to reducing its operating costs, the Company is aggressively pursuing new business and is focused on closing out existing contracts to collect amounts owed from its customers. The Company has suspended non-essential spending and capital expenditures to further conserve its cash.

9.   INVESTMENT IN AFFILIATES

     Subsequent to September 30, 2000 the Company sold its 50% interest in Nippon Herr Company, Ltd for $615 in cash and recorded a net gain of $360 on this transaction in the fourth quarter of 2000, which includes the elimination of $840 of subordinated debt and a realized loss of $50 for cumulative translation adjustments.

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                THREE QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999

     RESULTS OF OPERATIONS

     For the three quarters and quarter ended September 30, 2000 the Company reported a net (loss) from continuing operations of $(7,160,000) and $(2,295,000), respectively, compared to net earnings (loss) from continuing operations of $822,000 and $(298,000) for the same periods in 1999. During the first quarter of 2000 the Company recorded a net gain of $315,000 related to the termination of certain of its pension plans. In the first quarter of 1999, the Company recorded $350,000 of expense related to settlement of litigation. Excluding the aforementioned items, the 2000 net earnings were affected by higher interest expense due to increased borrowing related to recent acquisitions. Goodwill amortization related to acquisitions increased by $1,544,000 and $84,000 in the first three quarters and third quarter of 2000 compared to the same periods in 1999.

     Sales increased to $99.7 million in the three quarters of 2000, compared to $74.1 million for the same period in 1999 with an additional $35.8 million of sales from Herr-Voss ("Precision") acquired on June 30, 1999. Sales decreased to $33.1 million in the third quarter of 2000 compared to $35.2 million for the same period in 1999. The Company's businesses excluding Precision experienced a decline in sales of $9.7 million for the three quarters ended September 30, 2000. This decline in revenues was due to a prolonged slowdown in orders for the Company's capital equipment which began in mid-1999.

     Cost of goods sold as a percentage of sales was 82.1% and 86.9% in the three quarters and third quarter of 2000 compared to 77.0% and 74.5% in the respective 1999 periods. The newly acquired businesses have improved the overall profit margin in the Company, but cost overruns and problems with contract closeouts at the existing businesses, particularly in the second and third quarters of 2000, contributed to the lower margin in the 2000 periods compared to 1999. An operating loss of $1.3 million and $1.2 million was incurred in the three quarters and third quarter of 2000 compared to operating earnings of $4.4 million and $2.3 million for the same periods in 1999. The decrease in operating earnings was affected by additional amortization of goodwill in 2000 relating to acquisitions. Selling, general and administrative expenses increased by $4.9 million in the three quarters of 2000 due to the acquisition of Precision. Selling, general and administrative expenses decreased by $1.2 million in the third quarter of 2000 compared to 1999 as a result of the Company's efforts to reduce costs to more closely match its current business volume. Also affecting comparability of operating results between 2000 and 1999 was a decrease in pension income of $824,000 recognized in the three quarters ended September 30, 2000 related to pension plans that were terminated in January, 2000.

     Orders received during the first three quarters of 2000 totaled $88.2 million including $38.9 million for Precision, compared to $49.1 million for the same period of 1999. Backlog at September 30, 2000 was $50.5 million compared to $49.6 million at September 30, 1999 and $62.2 million at December 31, 1999.

     LIQUIDITY AND CAPITAL RESOURCES

     During the first three quarters of 2000 the Company's operating activities required $8.2 million of cash. The Company's operating losses and decreases in accounts payable ($2.6 million) and accrued liabilities ($4.9 million) required cash during the period. Advance payments from customers exceeded costs incurred on contracts in process and increases in accounts receivables and provided $3.7 million of cash.

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                THREE QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999

     Capital expenditures required $3.2 million in the first three quarters of 2000 and a portion of the proceeds from the sale of the Machine Tool Division ($8.3 million) and the termination of certain pension plans ($14.1 million) were used to repay $18.0 million of the Company's Term A long-term debt.

     The funding of operating losses and debt service during the first three quarters of 2000 required the Company to borrow $9.0 million under its line of credit, including $3.4 million to repay its term debt. At September 30, 2000, the Company had $5.0 million available to borrow or for issuing letters of credit under its revolving credit line of $35 million. The Company's line of credit was temporarily increased from $30 million at June 28, 2000 to $35 million through October 31, 2000, at which time it returned to $30 million. Subsequent to October 31, 2000 the lender increased the amount of the line to $32 million through December 31, 2000.

     Operating losses have been incurred in 2000 primarily as a result of the low volume and uneven flow of orders the Company has received since mid-1999 and from higher than anticipated manufacturing costs being incurred on contracts. Due to the above, the Company was unable to generate adequate cash flow from operations to service its financing costs and debt payments and had to borrow from its line of credit. As a result, the Company has instituted a number of initiatives to reduce its operating costs and improve its cash flow. These initiatives include personnel reductions and other cost containment programs. The Company estimates it has reduced its annual operating costs by over $3.1 million through these steps, which began in the second quarter of 2000. These initiatives have resulted in a reduction in selling, general and administrative expense in the third quarter of 2000 of $1.2 million compared to the third quarter of 1999, with $600 thousand of the reduction occurring between the second and third quarter of 2000. The Company is continuing to review its cost structure to identify additional cost saving initiatives. In addition to reducing its operating costs, the Company is aggressively pursuing new business and is focused on closing out existing contracts to collect amounts owed from its customers. The Company has suspended non-essential spending and capital expenditures to future conserve its cash. Positively impacting cash flow is the Company's settlement of claims against the seller of its Herr-Voss operation, which included a reduction in the amount owed to the seller of $3.5 million, a reduction in the interest rate (from 12% to 9%) to be paid on the remaining $12.0 million of seller indebtedness through December 31, 2001 and a moratorium on the payment of interest (amounts to be capitalized as additional borrowings) through March 31, 2001.

     Because of lower than expected order volume continuing throughout 2000, the Company may not be able to generate adequate cash flow from operations to continue servicing its indebtedness. As a result, the Company has initiated discussions with its present bank lender to consider various alternatives to address the Company's capital structure, with a goal to reduce the Company's financing costs and provide adequate capital for the company to continue its operations. The Company has engaged a financial advisor, McDonald Investments, to assist it in reviewing its capital structure and advising it in discussions with its lender concerning these issues. The Company has proposed a debt restructuring plan to its bank lender consisting of exchanging a portion of its outstanding indebtedness (which totals $71.7 million at September 30, 2000) for equity in the Company. The lender has not yet formally responded to the Company's proposal but has had ongoing discussions with the Company and its financial advisor concerning this issue. If the Company is not able to reach a satisfactory agreement with its bank lender, it may have to consider other steps to sustain its operations, including reorganization, sale of all or parts of its business or shutting down certain of its business locations. The Company cannot be assured that any of these actions would ultimately provide adequate cash flow to service its existing level of indebtedness without impairing its ongoing viability.

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                THREE QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999

     At September 30, 2000, the Company was in violation of certain of its bank loan covenants. As a result, $66 million of long term debt in technical default is classified as a current liability at September 30, 2000. The lender has agreed to forebear from accelerating payment of the loan balance through December 31, 2000. If a debt restructuring is not reached by that date, the Company would request an extension of the bank forebearance and, if necessary, a continuation of its increased revolving credit facility.

     The Company believes that a valuation allowance against deferred tax assets is not necessary, other than a valuation allowance relating to the net operating loss carry forwards of the Company's subsidiaries in Germany which are being liquidated. The Company anticipates that the deferred tax assets will be realized as a result of the reversal of the deferred tax liabilities and the generation of future taxable income. However, a valuation allowance against the deferred tax assets could be required if estimates of future taxable income are reduced.

     INTEREST RATE RISK

     The Company anticipates incurring higher borrowing costs as a result of increases in prime rate and LIBOR in 2000. At January 1, 2000 prime rate was 8.50% and 90 day LIBOR was 6.00%. At October 31, 2000 these rates increased to 9.50% and 6.76%, respectively. The Company estimates that a .25% change in LIBOR or prime rate would impact annual interest cost by $119,000 based on the amount of variable rate debt outstanding at September 30, 2000, exclusive of the notional amount discussed in the Quantitative and Qualitative Disclosure about Market Risk section below.

     The Company has an interest rate swap contract for a portion of its bank debt. The notional amount under the contract declines from $23.9 million to $14.5 million at the maturity of the contract on June 30, 2003. The receive rate under the contract is 90 day LIBOR (6.66% for the period September 1, 2000 to December 31, 2000) and the pay rate is fixed at 7.16%. This transaction will have the impact of increasing the Company's borrowing costs by $30 during the quarter ended December 31, 2000.

     FORWARD LOOKING STATEMENTS

     In addition to historical information, this document contains various forward-looking statements, which are subject to risks, and uncertainties that could cause actual results to differ materially from these statements. These risks include, but are not limited to, changes in economic conditions, availability of adequate financing, interest rates, price and product offering competition from domestic and foreign entities, customer purchasing patterns, labor costs, product liability issues and other legal claims, and governmental regulatory issues. Words identifying forward-looking statements include "plan", "believe", "expect", "anticipate", "project", "intend", "estimate" and other expressions which are predictions or indications of future events or trends which do not relate to historical matters.

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

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURE ABOUT MARKET RISK
                THREE QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999

     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     Effective April 1, 2000, the Company entered into a three year interest rate swap contract for a portion of its bank debt. The notional amount under the contract declines from an initial amount of $24.5 million to $14.5 million at the maturity of the contract on June 30, 2003. The interest rate swap hedges against potential interest increases by having a fixed pay rate of 7.16% with a variable receive rate of 90 day LIBOR (6.81% at September 30, 2000), which is fixed two days before each quarter. In the second and third quarter of 2000, the Company's interest rate on this portion of its debt was 6.28% and 6.78%, respectively. The effect of this swap was to increase interest expense in the second and third quarters by $54 and $23, respectively, as the 90-day LIBOR rate was below the fixed pay rate. For the fourth quarter of 2000 this transaction will have the impact of increasing interest cost by $30 under this swap. At September 30, 2000, a payment of $296 thousand would be required to terminate the interest rate swap contract.

PART II - OTHER INFORMATION


Items 1- 5 Inapplicable

Item 6 - Exhibits and Reports on Form 8-K

     (a.) On September 6, 2000 the Company filed an 8-K to disclose the
          Company's settlement of claims in connection with the purchase of the Herr-Voss companies and the issuance of a new note as part of the agreement terms.

     (b.) Exhibit 4 - Forebearance Agreement dated as of November 20, 2000 among Genesis Worldwide Inc. and ING (U.S.) Capital LLC.

     (c.) Exhibit 27 - Financial Data Schedule

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GENESIS WORLDWIDE INC.
                                    (Registrant)



     DATE: November 20, 2000        By  s/Karl A. Frydryk
           ---------------------        ----------------------------------------
                                        Karl A. Frydryk
                                        Vice President & Chief Financial Officer
                                        (principal financial officer)