Form 10-K
period 2000-12-31
GENESIS WORLDWIDE INC
filed 2001-03-30
CIK 67532

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2000          Commission File No. 1-1997

                             GENESIS WORLDWIDE INC.
                             ----------------------

          Ohio                                           34-4307810
------------------------                      ---------------------------------
(State of Incorporation)                      (IRS Employer Identification No.)

                    2600 Kettering Tower, Dayton, Ohio 45423
                    ----------------------------------------

                             Telephone 937/910-9300
                             ----------------------

Security registered pursuant to Section 12(b) of the Act:
                                                    NAME OF EACH EXCHANGE

           Title of each class                      on which registered
           -------------------                      -------------------

           Common shares, without par value         OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act: None
                                                            ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common shares held by nonaffiliates of the registrant as of the close of business on March 23, 2001 was $481,015.

The number of common shares outstanding as of March 23, 2001, was 3,785,696.

                       Documents Incorporated by Reference
                       -----------------------------------

Portions of the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 14, 2001.

                                     PART I
                                     ------

ITEM 1 - BUSINESS

Genesis Worldwide Inc. and Subsidiaries, (the "Company"), was incorporated in 1909 and has its principal executive office in Dayton, Ohio. The Company operates primarily through its subsidiaries; GenSystems Inc., located in Callery, Pennsylvania and New Bremen, Ohio, GenCoat Inc. (formerly GFG) located in Sussex, Wisconsin and GenInternational Inc., located in the United Kingdom.

The Company engineers and manufactures high quality metal coil processing, roll coating and electrostatic oiling equipment in the United States and the United Kingdom. The Company also provides mill roll reconditioning, texturing and grinding services in addition to its rebuild, repair and spare parts business. The majority of the Company's sales of equipment and services are to the steel industry.

Recent Developments
-------------------

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

In December 1999, the Company adopted a plan to discontinue the Busch paper coating and laminating segment of its business. The plan of disposal provided for the servicing and installation of two remaining contracts which were completed in 2000 .

In February 2000, the Company sold the assets of the machine tool division located in Cortland, New York. This division, along with the Sidney, Ohio division which was sold in 1997, comprised the Company's machine tool segment.

As a result of the Company's recent dispositions, it now operates in one business segment.

Business and Products
---------------------

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

In 1994, GenCoat expanded its product line to include coil processing equipment. This includes all equipment necessary for a coil coating line, from uncoilers to recoilers. GenCoat provides equipment for complete new coil coating lines as well as equipment to upgrade existing lines.

GENINTERNATIONAL INC. - GenInternational provides similar products as provided by GenSystems Inc. and GenCoat and markets its own products and those of GenSystems outside of North America. It also provides marketing support and technical assistance to GenCoat outside of the United States.

Markets and Distribution
------------------------

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

Competition
-----------

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

Backlog
-------

The Company's backlog for its coil processing equipment was $36.7 million and $62.2 million at December 31, 2000 and 1999, respectively. The entire backlog can reasonably be expected to be shipped within twelve months. Seasonal factors are not significant to Genesis.

Purchases of Raw Materials and Supplies
---------------------------------------

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

Engineering and Development
---------------------------

The Company's engineering departments are responsible for designing equipment to customer order specifications, the improvement of existing product lines, and the development of new products. Refer to the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K, for the amount of research and development expense incurred by the Company.

Employees
---------

The Company had 682 employees at December 31, 2000.

Working Capital
---------------

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

ITEM 2 - PROPERTIES

Domestic
--------

The following is a listing of the Company's various offices and manufacturing facilities.

GENESIS WORLDWIDE INC., DAYTON, OH          GENCOAT INC., SUSSEX, WI
----------------------------------          ------------------------
Executive Offices                           Administrative Offices
11,357 Sq. Ft. Office                       Engineering and Manufacturing
Facility - Leased                           22,000 Sq. Ft. Office
                                            60,000 Sq. Ft. Manufacturing
                                            Facility - Leased

                                 GENSYSTEMS INC.
                                 ---------------

HERR-VOSS DIVISION, CALLERY, PA         STAMCO DIVISION, NEW BREMEN, OH
-------------------------------         -------------------------------
Administrative Offices                  Administrative Offices
Engineering and Manufacturing           Engineering and Manufacturing
33,300 Sq. Ft. Office                   20,900 Sq. Ft. Office
89,300 Sq. Ft. Manufacturing            138,600 Sq. Ft. Manufacturing
Facility - Owned                        Facility - Owned


VALLEY ROLLS, MARS, PA                  CONWAY, PA
----------------------                  ----------
Leveler Rolls and Back-Up Bearings      Mill Rolls Manufacturing
Manufacturing and Services Facility     Services Facility
900 Sq. Ft. Office                      800 Sq. Ft. Office
13,200 Sq. Ft. Manufacturing            31,000 Sq. Ft. Manufacturing
Facility - Owned                        Facility - Owned

H-V MILL ROLL SERVICES, AMBRIDGE, PA    H-V RCI, CHESTERTON, IN
------------------------------------    -----------------------
Mill Roll Service Facility              Leveler Rolls, Back-up Bearing and Mill
2,500 Sq. Ft. Office                    Roll service center
23,500 Sq. Ft. Manufacturing            54,800 Sq. Ft. Office/Manufacturing
Facility - Owned                        Facility - Leased


Foreign
-------

GenSystems Ltd., a subsidiary of GenInternational, leases two office facilities near Birmingham, England where it designs, purchases components and sells metal coil processing equipment.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS MATTERS

The following table sets forth, for 2000 and 1999, the high and low price of the Company's Common Stock on the Over the Counter Bulletin Board (ticker symbol GWOW.OB beginning June 5, 2000) and the New York Stock Exchange-Composite Tape (ticker symbol GWO beginning from September 1, 1999 to June 4, 2000 and MMO prior to September 1, 1999) and the dividend per share paid on the Common Stock:

                                          2000                                                1999
                          ------------------------------------------           ---------------------------------------
                                                           DIVIDEND                                         DIVIDEND
           QUARTER ENDED      HIGH            LOW           PAID                   HIGH          LOW           PAID
           ---------------------------------------------------------           ---------------------------------------

           March 31       $ 4.4375          $   3            None                 $  7.50        $ 6.375      $  .05

           June 30        $ 3.6875          $ .50            None                 $     9        $  6.75      $  .05

           September 30   $  1.870          $.375            None                 $ 9.125        $     4        None

           December 31    $   .562          $.125            None                 $ 6.125        $ 3.125        None

At December 31, 2000, the number of holders of record for the Company's Common Stock was 680. Under its revolving credit facility the Company is restricted as to the amount of dividends it may pay in any year, as described in the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

ITEM 6 - SELECTED FINANCIAL DATA

The selected financial data set forth below for the five years ended December 31, 2000 has been derived from the audited financial statements of the Company and its consolidated subsidiaries. Such information should be read in conjunction with the financial statements. The operating data below excludes amounts from the machine tool and paper coating and laminating businesses which are classified as discontinued operations. Results from GenCoat (formerly GFG), beginning January 1, 1999 and Precision (including Herr-Voss), beginning July 1, 1999, are included in the data below. (Dollars in thousands, except per share amounts).

                                           2000          1999          1998          1997          1996
                                           ----          ----          ----          ----          ----
SUMMARY OF OPERATIONS:

    Net Sales                            $ 129,818     $ 111,830     $  46,299     $  61,937     $  56,577
    Operating Income (Loss)
         from Continuing Operations      $  (8,241)    $   5,243     $   3,639     $  (1,846)    $  (1,104)

    Net Income (Loss) from Continuing
         Operations                      $ (25,774)    $    (428)    $   2,280     $  (2,672)    $   2,895

    Earnings (Loss) per Common
         Share from Continuing
         Operations                      $   (6.26)    $    (.11)    $     .60     $    (.71)    $     .77

BALANCE SHEET DATA:

    Working Capital*                     $   1,228     $  13,775     $  14,828     $  15,308     $  36,368
    Total Assets                         $ 144,188     $ 186,950     $  82,750     $  66,100     $  94,351
    Debt                                 $  84,326     $  99,574     $  16,997     $   2,062     $  18,175
    Shareholders' Equity                 $  12,628     $  39,072     $  42,654     $  41,269     $  46,579

OTHER DATA:

    Cash Provided by (Used in)
        Operating Activities             $  (6,044)    $  (1,276)    $  (4,102)    $  (1,304)    $  (3,201)
    Net Change in Indebtedness           $ (15,248)    $  82,577     $  14,935     $ (16,113)    $   1,528

    Ending Backlog                       $  36,721     $  62,245     $  43,112     $  28,826     $  40,070
    Cash Dividend per
        Common Share                     $       -     $     .10     $     .20     $     .20     $     .20


* In 2000, does not include long-term debt of $76,876, shown as currently payable and current maturities of $7,450, of which payment is presently suspended.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General
-------

During the three years ended December 31, 2000, the business of the Company has changed due to two acquisitions and the disposal of two segments. The data presented below includes results of operations from GenCoat (formerly GFG) for 2000 and 1999 and from Precision (including Herr-Voss) beginning July 1, 1999. These entities, along with the Stamco operation, comprise the Company's sole operating segment, manufacturing and servicing equipment used in the processing of metal coils. Results from the Company's former machine tool and paper coating and laminating segments are included in discontinued operations. Accordingly, the assets and liabilities of these segments have been segregated on the consolidated balance sheets and the revenues and expenses have been reported as discontinued operations on the consolidated statements of operations.

The acquisition of Precision in 1999 provided the Company with additional revenue sources from services and aftermarket sales, which had not been a significant part of its previous coil processing equipment business. During 2000 and the second half of 1999, revenues from services and aftermarket sales comprised over 31% and 25% respectively, of the Company's net sales, while the percentage prior to the 1999 acquisition had averaged about 7%.

2000 Compared to 1999
---------------------

The Company reported a loss from continuing operations of $25.8 million in 2000 compared to a loss from continuing operations of $428 thousand in 1999. Included in 2000 results is a charge of $12.0 million to the income tax provision for a valuation allowance against the Company's remaining net deferred tax assets.

Net sales were $130 million in 2000 compared to $112 million in 1999. The increase was solely due to a full year of Herr-Voss sales being recognized in 2000, while 1999 results only include sales beginning July 1, 1999. Excluding Herr-Voss, the Company's business experienced a decline in sales of $13.0 million in 2000 compared to 1999 due to a prolonged slowdown in orders for the Company's capital equipment which began in mid-1999. Rising interest rates through the third quarter of 2000 and the downturn in general economic conditions have affected the market for the Company's products and has also negatively impacted the Company's customers in the steel coil processing industry.

Cost of sales as a percentage of sales was 84.9% in 2000 compared to 77.8% in 1999. Cost overruns and problems with completing certain contracts, particularly at Herr-Voss, contributed to the lower margin in 2000 compared to 1999. The lower sales volume has negatively impacted gross margin, due to the fixed cost component of cost of sales. The Company has taken steps to reduce fixed manufacturing costs to more closely match its current business volume. The businesses have historically experienced higher margins than those realized in 2000 and 1999.

Selling, general and administrative expense increased by $7.5 million to $24.6 million in 2000 compared to $17.1 in 1999. The acquisition of Herr-Voss on June 30, 1999 contributed to $4.6 million of this increase in 2000. Also affecting the comparability of the years was an increase of $869 thousand in accounts receivable reserves due to concern for potential financial difficulty which may be experienced by the Company's customers in the steel industry. Also, in 2000 the Company recorded $650 thousand for lease exit costs and severance costs related to the closing of a portion of the UK operations. Included in 2000 operating results is $443 thousand of expense related to the Company's pension plans, while $1.7 million of pension income was recognized in 1999. The decline in income was due to the February 2000 distribution of assets from two of the Company's pension plans which were terminated in 1998. An increase in goodwill amortization of $1.4 million was the result of the acquisition of Herr-Voss and the resulting full year of goodwill amortization in 2000.

Interest expense increased $3.6 million in 2000 compared to 1999 as a result of higher debt used to finance the Company's acquisitions.

The Company had been carrying the potential future tax benefits associated with its income tax operating loss carryforwards as a deferred tax asset. Because of the loss incurred in the fourth quarter of 2000, the Company was required to record a charge of $12.0 million in its income tax provision to reserve for this asset, as it is more likely than not that some or all of the deferred tax assets will not be realized.

1999 Compared to 1998
---------------------

The Company reported a loss from continuing operations of $428 thousand in 1999 compared to income from continuing operations of $2.3 million in 1998. Included in 1999 results is a charge to operations of $600 thousand for impairment of assets and $1.9 million for amortization of intangibles.

Net sales were $112 million in 1999 compared to $46 million in 1998. Sales of $42 million from Precision, which was acquired on June 30, 1999, and $23 million from GFG, which was acquired on December 31, 1998 comprised the increase.

Cost of sales as a percentage of sales was 77.8% in 1999 compared to 76.4% in 1998. Although the businesses acquired since 1998 have historically experienced higher margins than were experienced in 1999, low order volume, particularly in the third quarter of 1999, affected the sales volume and related gross margins.

Selling, general and administrative expense increased to $17.1 million in 1999 of which $8.1 million was the result of acquired businesses compared to $7.3 million in 1998. In 1999, additional depreciation of $700 thousand, a large portion of which related to the Company's new management information system, and $600 thousand of legal and other costs for settlement of litigation related to contract performance comprised a large portion of the difference. Included in 1999 operating results is $1.7 million of pension income earned on investments carried in the Company's overfunded pension plans, while $3.2 million of income was recognized in 1998. An increase in interest expense of $5.1 million in 1999 compared to 1998 was the result of a higher level of borrowing which was used to finance the Company's acquisitions. The income tax provision in 1999 was disproportionate to pre-tax earnings as a result of the nondeductibility of amortization of intangibles for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

During 2000, 1999 and 1998 the Company's continuing operating activities used $6.0 million, $1.3 million and $4.1 million of cash, respectively. A major component of operating cash activity each year is changes in working capital, which required $12.5 million in 2000, $1.0 million in 1999, and $480 thousand in 1998. The reduction in working capital during 2000 included a reserve recorded against a $6.8 million deferred tax asset, a $8.1 million reduction in net current assets of discontinued operations and an increase of $1.9 million in the current portion of long-term debt, payment of which is presently suspended by the lender. Other working capital changes relate primarily to changes in inventory balances and the timing of collection of accounts receivable and payment of accounts payable and accrued expenses. In 2000, the Company generated $22.7 million from a pension plan reversion, the sale of its machine tool division (discontinued operations) and from the sale of two joint ventures, which was used to repay $18.0 million of the Company's long-term debt. The Company also paid $2.6 million in debt acquisition costs in 1999 related to the credit facility as described below. Other non-cash charges in 1999 included $600 thousand related to a provision for asset impairment.

The Company's capital expenditures have been primarily for machinery and equipment. During the 3 year period these include $3.3 million for machinery and equipment and relocation of the Company's roll center refurbishing facility in Indiana and $2.2 million relating to the Company's new management information system. During 1999, the Company borrowed $62.2 million to acquire Precision and borrowed $13.5 million in 1998 to acquire GFG (now GenCoat).

The Company borrowed $9.9 million under its line of credit, which was used to pay $3.4 million of scheduled principal amounts and $6.5 million of interest. At December 31, 2000, the Company had $1.7 million available to borrow or for issuing letters of credit under its revolving credit line of $32 million. On February 28, 2001 ING (U.S.) Capital LLC (the "lender") increased the credit line to $35.5 million through April 30, 2001, at which time the line returns to $30 million.

Operating losses were incurred in 2000 primarily as a result of the low volume and uneven flow of orders the Company has received since mid-1999 and from higher than anticipated manufacturing costs incurred on certain contracts. As a result, the Company was unable to generate adequate cash flow from operations to service its financing costs and debt payments. To improve its cash flow, the Company has instituted a number of initiatives to lower its operating costs. The Company has reduced its employment from 682 at January 1, 2001 to 620 by mid-March 2001, with additional reductions planned if the level of incoming orders does not improve. The Company is continuing to review its cost structure to identify additional cost saving initiatives, including requesting price concessions from vendors. Along with reducing its operating costs, the Company is aggressively pursuing new business and is focused on closing out existing contracts to collect amounts owed from its customers. The Company has minimized its capital expenditures to further conserve its cash.

Because of lower than expected order volume continuing throughout 2000, the Company does not expect to be able to generate sufficient cash from operations to service its indebtedness (payment of interest and scheduled principal amounts). Under forbearance agreements the Company has received from its lender beginning on November 20, 2000, which currently extend through April 30, 2001, principal and interest payments to its primary lender have been suspended. The Company has had ongoing discussions with its lender to consider various alternatives to address the Company's capital structure, with a goal to reduce the Company's financing costs and provide adequate capital for the Company to continue its operations. The Company has engaged a financial advisor, McDonald Investments ("McDonald"), to assist it in reviewing its capital structure and advising it in discussions with its lender concerning these issues. The Company has proposed a debt restructuring plan to its lender consisting of exchanging a portion of indebtedness (which totals $72.1 million at December 31, 2000) for equity in the Company. The Company has had ongoing discussions with its lender and McDonald concerning this issue. In addition, the Company and McDonald are pursuing other potential sources of capital, which may or may not be available. Ultimately, the Company and McDonald are focusing on creating a capital structure for the Company which more closely matches its present operating cash flows. This would entail reducing indebtedness and increasing the equity component of capital. If the Company is not able to reach a satisfactory agreement with its lender, it may have to consider other steps to sustain its operations, including reorganization, sale of all or parts of its business or shutting down certain of its business locations. There is no assurance that any of these actions will ultimately provide adequate cash flow to service the Company's existing level of indebtedness without impairing its ongoing viability.

Beginning September 30, 2000, the Company has been in violation of certain of its bank loan covenants. As a result, $64.6 million of long-term senior debt is classified as a current liability, as the current bank forbearance does not extend for a full year. An additional $12.3 million of long-term subordinated debt is classified as currently payable since a default on the senior debt would allow the debt holder to accelerate maturity. On November 20, 2000, the Company received a forbearance from its lender, under which the lender agreed not to call the loan in default due to the covenant violations through December 31, 2000. On December 22, 2000, the forbearance was extended through February 15, 2001 and the lender agreed to forego payment of principal and interest during the forbearance period. In addition, the lender increased the Company's line of credit from $30.0 million to $32.0 million. On February 28, 2001, the forbearance and suspension of interest and principal payments was extended through April 30, 2001 and the line of credit was increased to $35.5 million until the end of the forbearance period. At March 20, 2001, the Company had borrowed $28.1 million and had issued $3.8 million of letters of credit against the line of credit, leaving $3.6 million of the line of credit available for use. If a debt restructuring is not consummated by April 30, 2001, the Company would request a continuation of the bank forbearance. Beginning in June 2000, the lender has provided additional temporary funding to the Company at various times and in various amounts to address the Company's liquidity requirements (cash and letter of credit needs). If the Company projects its credit needs will exceed its present line of credit, it would request an increase in the line of credit from its lender, as it has done in the past. There is no assurance, however, that additional credit would be provided by its present lender or any other source beyond April 30, 2001, when the present line of credit reverts to its original $30 million amount under the current forbearance.

The Company's manufacturing cycle from receipt of an order to shipment of equipment can extend to a year or longer. To the extent possible during the negotiation of contracts, the Company requests cash payments from its customers equal to or in excess of the amount of cash expenditures required during the manufacturing process. However, these types of cash payment terms are not always attainable. In addition, equipment manufactured by the Company may be required to achieve certain performance tests before the customer is required to make the final contractual payment, which can be 10% or more of the contract value. To the extent that the Company is not able to continue to obtain orders in sufficient amounts and with favorable cash payment terms, the Company will be required to use its line of credit to provide working capital.

The Company's sales contracts may require letters of credit to secure advance payments received during the manufacturing cycle or during the warranty period for the equipment. The issuance of the letters of credit in these situations would reduce the borrowing capacity of the Company under its line of credit.

The Company has two properties for sale which are not used in its operations. One property is scheduled to be auctioned on April 21, 2001, with a minimum bid of $875,000 required. Any proceeds from the sale of these properties is required to be paid directly to the lender under the bank credit agreement.

During February 2000, $4.2 million was provided from the termination of two pension plans to fund future retirement savings 401-k plan matching contributions. In addition, certain retirement plans hold assets substantially in excess of plan liabilities. Based on the amount presently available in its pension trusts, the Company anticipates that no operating funds will be required to fund the $1.3 million annual cost of its retirement plans for the next four to five years, other than a $400 thousand payment in 2001.

The Company anticipates making less than $2.0 million of capital expenditures in 2001, although a normal annual level of capital expenditures has been in the range of $3 to $5 million. The Company will continue to minimize its capital expenditures until its cash flow improves.

During 1999, the Company suspended paying a dividend on its common shares. Beginning in August 2000, the Company suspended payment of dividends on its cumulative convertible preferred shares and was $13 thousand in arrears on its preferred dividends requirement at December 31, 2000.

BACKLOG

The Company's backlog at December 31, 2000 was $36.7 million compared to a beginning of year backlog of $62.2 million for its ongoing businesses. The Company recorded $104 million of orders during 2000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk
------------------

At December 31, 2000 the Company was paying a variable rate of interest on $72.1 million of its senior debt and a 12% fixed rate of interest on its $12.3 million subordinated debt. The Company has the option of paying interest on the senior debt at either LIBOR or prime rate, plus a lending margin. At December 31, 2000, $70.2 million of the senior debt was borrowed under the LIBOR interest rate option, with the remaining $1.9 million borrowed under prime rate. The average interest rate on the senior debt at December 31, 2000 was 9.57%.

The Company has an interest rate swap contract for a portion of its senior debt. The notional amount under the contract declines from $24.4 million to $14.5 million at the maturity of the contract on June 30, 2003. The receive rate under the contract is 90 day LIBOR (6.4% for the period January 1, 2001 to March 31, 2001) and the pay rate is 7.16%. The effect of this swap was to increase interest expense in 2000 by $107, as the 90-day LIBOR rate was below the fixed pay rate. This transaction will have the near term impact of increasing the Company's borrowing costs by $41 during the quarter ended March 31, 2001.

Foreign Currency Risk
---------------------

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

The Company intends to minimize its exposure to foreign currency risks by negotiating its contracts in U.S. dollars or in British pounds for contracts involving its United Kingdom operation. Currently it does not conduct a significant portion of its business in foreign currencies. Based upon the Company's overall foreign currency exchange rate exposure at December 31, 2000, a 10% adverse change in currency rates would not materially affect the Company's financial position, results of operations or cash flows. In situations where the Company projects to be long or short for a significant amount of non-U.S. or British currencies for an extended period of time, it evaluates the advantage of hedging some or a portion of its exposure. The Company did not have any foreign currency hedge contracts outstanding at December 31, 2000.

NEW ACCOUNTING STANDARDS

All issued accounting standards presently applicable to the Company have been adopted by the Company.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including forward foreign exchange contracts, and for hedging activities. It will require entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for gains and losses from changes in the fair value of a particular derivative will depend on the intended use of the derivative. In June 1999, FASB issues SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" which postponed the Company's required adoption of SFAS No. 133 until 2001. See Note 17 to the consolidated financial statements for discussion of the expected impact at January 1, 2001.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements. Consistent with the requirements to implement SAB 101 no later than the fourth quarter for fiscal years beginning after December 15, 1999, the Company adopted the provisions of SAB 101 and the resulting impact was immaterial to the Company's consolidated financial position, results of operations and cash flows.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       Index to Financial Statements                      Page
                       -----------------------------                      ----

        Report of Independent Accountants                                    14

        Consolidated Balance Sheets - December 31, 2000 and 1999          15-16

        Consolidated Statements of Results of Operations and
            Comprehensive Income (Loss) - for the years ended
            December 31, 2000, 1999 and 1998                                 17

        Consolidated Statements of Shareholders' Equity -
            for the years ended December 31, 2000, 1999 and 1998             18

        Consolidated Statements of Cash Flows - for the years ended
            December 31, 2000, 1999 and 1998                              19-20

        Notes to Consolidated Financial Statements                        21-45

REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------






To the Board of Directors and Shareholders of Genesis Worldwide Inc.


In our opinion, the consolidated financial statements listed in the accompanying index on page 13 present fairly, in all material respects, the financial position of Genesis Worldwide Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)(2) on page 48 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and has violated certain covenants under its credit facility that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




PricewaterhouseCoopers  LLP
Dayton, Ohio
March 14, 2001

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of December 31, 2000 and 1999
(Dollars in thousands)

ASSETS                                                           2000        1999
                                                                 ----        ----


    Current Assets:
    ---------------

       Cash and cash equivalents                               $    935    $    559
       Restricted cash                                              420
       Accounts receivable, net of allowance for doubtful
           accounts of $1,516 and $930 in 2000 and 1999,
           respectively                                          18,359      22,083
       Inventories                                               10,806      10,016
       Cost and estimated earnings in excess of billings on
            uncompleted contracts                                10,424      12,702
       Prepaid expenses                                           2,157       1,807
       Deferred income taxes                                                  6,816
       Net current assets from discontinued operations                        8,077
                                                               --------    --------

           Total current assets                                  43,101      62,060


Long-Term Assets:
-----------------

       Property, plant and equipment, net                        28,272      27,770
       Prepaid pension cost                                       6,895      21,332
       Deferred income taxes                                                  2,297
       Intangible assets                                         59,211      68,473
       Restricted investment                                      3,906
       Other assets                                               2,803       5,018
                                                               --------    --------

           Total assets                                        $144,188    $186,950
                                                               ========    ========





                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of December 31, 2000 and 1999
(Dollars in thousands, except per share amounts)


LIABILITIES                                                                    2000           1999
                                                                               ----           ----
    Current Liabilities:
    --------------------

           Accounts payable                                                   $  21,339     $  20,557
           Accrued liabilities                                                   12,865        15,226
           Billings in excess of costs and estimated earnings
               on uncompleted contracts                                           7,669         6,962
           Current portion of long-term debt                                      7,450         5,540
           Long-term senior debt, currently payable                              64,601
           Long-term subordinated debt, currently payable                        12,275
                                                                              ---------     ---------
               Total current liabilities                                        126,199        48,285

    Long-Term Liabilities:
    ----------------------

           Pension and postretirement benefits                                    4,389         4,437
           Other liabilities                                                        972         1,122
           Long-term debt, less current portion                                                94,034
                                                                              ---------     ---------
               Total liabilities                                                131,560       147,878
                                                                              ---------     ---------

           Commitments and contingencies

SHAREHOLDERS' EQUITY

           Preferred stock, no par value, $1.80 cumulative convertible, $1 stated value; 500,000 shares authorized;
               14,642 shares issued and outstanding at December 31, 2000
               and 1999, respectively (liquidation preference of $586)               14            14


           Common stock, 12,000,000, shares authorized;
              3,785,696 and 4,283,927 shares issued and outstanding
              at December 31, 2000 and 1999, respectively
              and additional paid in capital                                      9,798         9,500

           Unearned compensation, restricted stock                                   (4)          (22)
           Retained earnings                                                      3,227        29,685
           Accumulated other comprehensive income (loss)                           (407)         (105)
                                                                              ---------     ---------
               Total shareholders' equity                                        12,628        39,072
                                                                              ---------     ---------
               Total liabilities and shareholders' equity                     $ 144,188     $ 186,950
                                                                              =========     =========







                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) for the years ended December 31, 2000, 1999 and 1998
(Dollars in thousands, except per share amounts)

                                                                               2000            1999            1998
                                                                               ----            ----            ----
Net sales                                                                   $   129,818     $   111,830     $    46,299
                                                                            -----------     -----------     -----------

Cost of sales                                                                   110,176          87,046          35,389
Selling, general and administrative expenses                                     24,605          17,083           7,271
Amortization of intangibles                                                       3,278           1,858
Impairment and other disposal costs                                                                 600
                                                                            -----------     -----------     -----------


           Total costs and operating expenses                                   138,059         106,587          42,660
                                                                            -----------     -----------     -----------

Operating income (loss)                                                          (8,241)          5,243           3,639

Other income (expense):
           Interest expense                                                      (9,016)         (5,450)           (368)
           Interest income                                                          187             281             161
           Other income (expense), net                                              799             301              54
                                                                            -----------     -----------     -----------

Income (loss) before income taxes                                               (16,271)            375           3,486
Income tax (provision)  benefit                                                  (9,503)           (803)         (1,206)
                                                                            -----------     -----------     -----------

Income (loss) from continuing operations                                        (25,774)           (428)          2,280

Discontinued operations:
           Loss from operations of discontinued segments,
              net of income tax benefit of $378, $1,203
              and $106 in 2000, 1999 and 1998, respectively                        (672)         (2,139)           (197)
           Loss on disposal of discontinued segments,
              net of income tax benefit of $2,465                                                (4,383)
                                                                            -----------     -----------     -----------

Net income (loss)                                                               (26,446)         (6,950)          2,083

Other comprehensive income (loss) -
            foreign currency translation adjustments                               (302)             75             (32)
                                                                            -----------     -----------     -----------

Comprehensive income (loss)                                                 $   (26,748)    $    (6,875)    $     2,051
                                                                            ===========     ===========     ===========
Earnings (loss) per common share, basic and diluted:
    From continuing operations                                              $     (6.26)    $      (.11)    $       .60
    Discontinued operations
        Loss from operations                                                       (.16)           (.53)           (.05)
        Loss on disposal                                                                          (1.09)
                                                                            -----------     -----------     -----------

Net earnings (loss)                                                         $     (6.42)    $     (1.73)    $       .55
                                                                            ===========     ===========     ===========

Average shares outstanding - basic and diluted                                4,116,525       4,032,197       3,768,480





                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended December 31, 2000, 1999 and 1998
(Dollars in thousands, except per share amounts)

                                                                                                             Accumulated
                                         Preferred Stock        Common Stock                                    Other
                                         ----------------     ----------------     Unearned     Retained    Comprehensive
                                         Shares    Amount     Shares    Amount   Compensation   Earnings     Income/Loss     Total
                                         ------    ------     ------    ------   ------------   --------     -----------     -----
BALANCE, DECEMBER 31, 1997               14,642     $ 14    3,761,967   $5,741       $(75)      $ 35,737        $(148)      $41,269

Net income                                                                                         2,083                      2,083
Cash dividends:
   $ .20 per share - Common                                                                         (754)                      (754)
   $1.80 per share - Preferred                                                                       (26)                       (26)
Restricted stock awards:
    Shares granted                                              7,460       74        (74)
    Amortization                                                                      114                                       114
Other comprehensive income (loss)                                                                                 (32)          (32)
                                         ------     ----    ---------   ------       ----       --------        -----       -------

BALANCE, DECEMBER 31, 1998               14,642       14    3,769,427    5,815        (35)        37,040         (180)       42,654

Net  loss                                                                                         (6,950)                    (6,950)
Cash dividends:
   $.10 per share - Common                                                                          (378)                      (378)
   $1.80 per share - Preferred                                                                       (27)                       (27)
Issuance of common stock                                      500,000    3,294                                                3,294
Issuance of warrants                                                       291                                                  291
Restricted stock awards:
   Shares granted                                              15,648      107        (42)                                       65
   Shares cancelled                                            (1,148)      (7)                                                  (7)
   Amortization                                                                        55                                        55
Other comprehensive income (loss)                                                                                  75            75
                                         ------     ----    ---------   ------       ----       --------        -----       -------

BALANCE, DECEMBER 31, 1999               14,642       14    4,283,927    9,500        (22)        29,685         (105)       39,072

Net loss                                                                                         (26,446)                   (26,446)
Cash dividends:
   $1.80 per share - Preferred                                                                       (12)                       (12)
Issuance of common stock                                        5,334       16                                                   16
Issuance of warrants                                                       643                                                  643
Return of common stock                                       (500,000)    (345)                                                (345)
Restricted stock awards:
    Shares granted                                                                     12                                        12
    Shares cancelled                                           (3,565)     (16)                                                 (16)
    Amortization                                                                        6                                         6
Other comprehensive income (loss)                                                                                (302)         (302)
                                         ------     ----    ---------   ------       ----       --------        -----       -------

BALANCE, DECEMBER 31, 2000               14,642     $ 14    3,785,696   $9,798       $ (4)      $  3,227        $(407)      $12,628
                                         ======     ====    =========   ======       ====       ========        =====       =======


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
for the years ended  December 31, 2000, 1999 and 1998
(Dollars in thousands)

                                                                2000          1999         1998
                                                                ----          ----         ----
Cash flows from operating activities:
     Net income (loss)                                        $(26,446)    $ (6,950)    $  2,083
     Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
           Loss from discontinued operations                     1,050       10,190          303
           Depreciation                                          3,501        2,222          610
           Amortization                                          3,682        2,097          121
           Equity in loss of affiliates                            811          115
           Prepaid pension cost (income)                           443       (1,739)      (3,289)
           Deferred tax provision (benefit)                      9,138       (2,865)       1,100
           (Gain)/loss  on sale of fixed assets                    312          (14)         (10)
           Gain from pension plan reversion                     (3,132)
           Gain from sale of joint ventures                       (837)
           Impairment of assets                                                 600
     Changes in operating assets and liabilities excluding
      discontinued operations and effect of acquisitions
      in 1999 and 1998
           Accounts receivable                                   3,724       (1,652)      10,130
           Inventories                                            (790)       1,959         (319)
           Costs and estimated earnings in excess of
                billings on uncompleted contracts                2,278       (2,133)      (7,796)
           Billings in excess of costs and estimated
                earnings on uncompleted contracts                  708       (6,408)         484
           Other assets                                            668       (1,209)       1,051
           Accounts payable                                        782        4,467       (2,463)
           Accrued liabilities                                    (952)          44       (6,107)
                                                              --------     --------     --------
      Net cash  used in operating activities                    (5,060)      (1,276)      (4,102)

Cash flows from investing activities:
      Capital expenditures                                      (4,380)      (2,843)      (2,430)
      Acquisition of businesses, net of cash acquired                       (71,002)     (13,181)
      Proceeds from pension plan reversion                      14,086
      Proceeds from sale of division                             7,700
      Proceeds from sale of joint ventures                         915
      Change in other assets                                      (324)         546
      Proceeds from sales of fixed assets                           53          244           10
                                                              --------     --------     --------

     Net cash provided by (used in) investing activities        18,050      (73,055)     (15,601)



                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED) for the years ended December 31, 2000, 1999 and 1998
(Dollars in thousands)


                                                                2000         1999           1998
                                                                ----         ----           ----

Cash flows from financing activities:
    Dividends paid                                               (12)         (405)         (780)
    Issuance of stock                                             12            84
    Debt acquisition costs                                                  (2,562)
    Proceeds from (repayment of) short-term borrowings          (500)          500
    Increase in restricted cash                                 (420)
    Proceeds from long-term borrowings                        42,840       118,234        14,286
    Repayment of long-term borrowings                        (54,408)      (35,997)
                                                           ---------     ---------     ---------
    Net cash provided by (used in) financing activities      (11,988)       78,854        14,006

Effect of exchange rates on cash                                 (91)         (120)          (86)

Net cash provided by (used in) continuing operations             911         4,403        (5,783)

Net cash provided by (used in) discontinued operations          (535)       (5,552)        3,356

Cash, beginning of year                                          559         1,708           4,1

Cash, end of year                                          $     935     $     559     $   1,708
                                                           =========     =========     =========
Supplemental cash flow information:

           Cash paid (received) during the year for:
                Interest                                   $   6,581     $   5,534     $     362
                Income taxes                               $    (722)    $    (161)
                Excise taxes                               $   2,817

           Non-cash transactions:
                Warrants issued to lender                  $     643
                Goodwill and liability reduction           $   5,616
                Common shares issued in acquisition                      $   3,294
                Warrants issued in acquisition                           $     291
                Note receivable on sale of property                      $     348

           Acquisition of businesses:
                Fair value of assets acquired                            $ 105,756     $  17,128
                Cash paid                                                $  78,075     $  13,497
                Issuance of common stock                                 $   3,295
                Liabilities assumed                                      $  24,386     $   3,631





                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           DESCRIPTION OF BUSINESS - Genesis Worldwide Inc. and Subsidiaries (the "Company") engineers and manufactures high quality metal coil processing, roll coating and electrostatic oiling equipment in the United States and the United Kingdom. The Company also provides mill roll reconditioning, texturing and grinding services in addition to its rebuild, repair and spare parts business. The majority of the Company's sales of equipment and services are to the steel industry. The Company has operating locations in the United States and the United Kingdom and provides equipment and services to customers both in the United States and internationally. The consolidated financial statements include the accounts of the Company. All intercompany accounts and transactions have been eliminated.

           The following is a summary of the significant accounting policies:

           USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

           CASH AND CASH EQUIVALENTS - Cash equivalents include those obligations which are readily convertible to cash and have a stated maturity of three months or less when purchased.

           RESTRICTED CASH - Restricted cash represents cash held by a financial institution as collateral on a letter of credit.

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

                The Company recognizes depreciation using the following depreciable lives:

                      Buildings                      20-35 years
                      Machinery and equipment         5-15
                      Furniture and fixtures          5-10
                      Automobiles                      3-5
                      Computer equipment               3-5
                      Computer software                  5

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

           INTANGIBLE ASSETS - Intangible assets consist of goodwill and other intangibles. Goodwill represents the excess of purchase price over the fair value of net assets acquired and is being amortized on a straight-line basis over twenty-five years. Goodwill relates to the Company's purchase of Precision Industrial Corporation on June 30, 1999 and the purchase of GFG Corporation on December 31, 1998 (see
           Note 3). Other intangibles, predominantly unpatented technology and service agreements, are stated at appraised fair market value and amortized on a straight line basis over periods of 8-20 years. The carrying value of goodwill and intangibles will be reviewed periodically if the facts and circumstances suggest that it may be impaired. If the review indicates that goodwill and other intangibles will not be recoverable, as determined by the undiscounted cash flow method, the assets will be reduced to their estimated recoverable value.

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

           REVENUE RECOGNITION - Revenues are generally recorded at the time products are shipped, except for significant long-term contracts which are recorded on the percentage-of-completion method. Revenue and gross profit are recognized based on the cost-to-cost method. The cost-to-cost method measures actual costs to date compared to estimated costs at completion. In addition, revenue and gross profit for major subcontract work is recognized on a straight-line basis over the period of the contract. Revenue and gross profit are adjusted prospectively for revisions in estimated total contract costs. Estimated losses on contracts are recorded when identified.

           RESEARCH AND DEVELOPMENT COSTS - Research and development costs, which are expensed as incurred, were approximately $126, $265, and $1,265, in 2000, 1999 and 1998, respectively.

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


           comprehensive income.

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

           RECENT PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including forward foreign exchange contracts, and for hedging activities. It will require entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for gains and losses from changes in the fair value of a particular derivative will depend on the intended use of the derivative. In June 1999, FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective date of FASB Statement No. 133" which postponed the Company's required adoption of SFAS No. 133 until 2001. See Note 17 for discussion of the expected impact, at January 1, 2001.

           In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements. Consistent with the requirements to implement SAB 101 no later than the fourth quarter for fiscal years beginning after December 15, 1999, the Company adopted the provisions of SAB 101 and the resulting impact was immaterial to the Company's consolidated financial position, results of operations and cash flows.

           RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the 2000 presentation. One reclassification is related to increasing net sales and cost of sales, for the years ended December 31, 1999 and 1998 by $436 and $261, respectively, for the net impact of freight billed to customers which was previously reported as a reduction of cost of sales and freight expenses incurred by the Company which were previously reported as a reduction of net sales.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

2.         BASIS OF PRESENTATION

           The Company incurred a loss from continuing operations before income taxes of $16.3 million in 2000, which includes interest expense of $9.0 million. Operating losses occurred in 2000 primarily as a result of the low volume and uneven flow of orders the Company has received since mid-1999, from higher than anticipated manufacturing costs incurred on certain contracts and interest expense on borrowings used to finance the Company's acquisitions. The decline in orders is primarily due to weak demand for the Company's products from the steel and steel processing industries. The operating loss resulted in the Company not being in compliance with various financial covenants under its credit facility, although the lender, ING (U.S.) Capital LLC ("ING"), has agreed not to demand payment of the loan through April 30, 2001 (see Note 11). At December 31, 2000, the Company had a net working capital deficiency of $83,098, which includes the classification of $64,601 of long-term debt as currently payable due to loan covenant violations and $7.4 million of current maturities of this debt, payment of which is suspended by the lender. An additional $12.3 million of long-term subordinated debt is classified as currently payable since a default on the senior debt would allow the debt holder to accelerate maturity. Management's plans and actions to address these issues are described below.

           The Company has instituted a number of initiatives to reduce its operating costs. The Company has reduced its employment from 682 at January 1, 2001 to 620 by mid-March 2001, with additional reductions planned if the level of incoming orders does not improve. The Company is continuing to review its cost structure to identify additional cost saving initiatives, including requesting price concessions from vendors. Along with reducing its operating costs, the Company is aggressively pursuing new business and is focused on closing out existing contracts to collect amounts owed from its customers. The Company has minimized its capital expenditures to further conserve its cash.

           Because of lower order volume continuing throughout 2000, the Company does not expect to be able to generate sufficient cash from operations to service its indebtedness (payment of interest and scheduled principal amounts). Under forbearance agreements the Company has received from its lender beginning on November 20, 2000, which currently extends through April 30, 2001, principal and interest payments to its primary lender have been suspended. The Company has had ongoing discussions with its lender to consider various alternatives to address the Company's capital structure, with a goal to reduce the Company's financing costs and provide adequate capital for the Company to continue its operations. The Company has engaged a financial advisor, McDonald Investments ("McDonald"), to assist it in reviewing its capital structure and advising it in discussions with its lender concerning these issues. The Company has proposed a debt restructuring plan to its lender consisting of exchanging a portion of indebtedness (which totals $72.1 million at December 31, 2000) for equity in the Company. The Company has had ongoing discussions with its lender and McDonald concerning this issue. In addition, the Company and McDonald are pursuing other potential sources of capital, which may or may not be available. Ultimately, the Company and McDonald are focusing on creating a capital structure for the Company which more closely matches its present operating cash flows. This would entail reducing indebtedness and increasing the equity component of capital. If the Company is not able to reach a satisfactory agreement with its lender, it may have to consider other steps to sustain its operations, including reorganization, sale of all or parts of its business or shutting down certain of its business locations. There is no assurance that any of these actions would ultimately provide adequate cash flow to service the Company's existing level of indebtedness without impairing its ongoing viability.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

           The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is contingent upon, among other things, its ability to return the Company to profitability and to negotiate a favorable restructuring of its credit facility with ING.

3.         ACQUISITION OF BUSINESSES

           On June 30, 1999, the Company acquired Precision Industrial Corporation and subsidiaries, including Herr-Voss Industries, Inc. ("Precision"). Precision designs, manufactures, installs and services metal coil processing equipment and also manufactures and services rolls for metal leveling. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Precision have been included in the consolidated financial statements since the date of acquisition. The purchase price paid by the Company for all of the outstanding capital stock of Precision consisted of $36,895 cash paid to seller, $25,340 of cash used to pay seller bank debt and accrued interest, a $15,000 seller subordinated note, a $840 junior subordinated note and 500,000 shares of the Company's common stock (valued at $6.59 a share). The adjusted purchase price was $81,370, plus fees and expenses paid in connection with the purchase of approximately $1,010.

           Goodwill of $38,477 was originally recorded as part of this transaction and is being amortized over 25 years using the straight-line method. During 2000, the Company resolved certain issues relating to the Precision purchase price, which resulted in a decrease in goodwill of $5,616 to $32,861. A preacquisition contingency related to a pension liability recorded by a foreign subsidiary of Precision was resolved, which accounted for $1,235 of the decrease to goodwill. In addition, Precision returned the 500,000 shares of Genesis common stock (valued at $.69 a share) issued in connection with the purchase and the principal amount of the 12%, $15,000 Subordinated Note issued to Precision was reduced by $3,500. The interest rate on the note was reduced and the warrants to purchase Genesis common shares that could have been earned by holders of the Note beginning June 30, 2000 were eliminated. These transactions and other adjustments accounted for $4,381 of the decrease to goodwill.

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

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)


           The following table reflects unaudited pro forma combined results of operations of the Company as if the acquisitions of Precision and GFG had occurred at the beginning of each respective period:

                                                                           1999          1998
                                                                           ----          ----

               Net sales                                                $ 155,919     $146,154

               Income (loss) from continuing operations                      (739)       2,477

               Net income (loss)                                           (7,261)       2,280

               Earnings (loss) per common share - basic and diluted:
                         From continuing operations                          (.17)         .58
                         Net income (loss)                                  (1.70)         .53

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

4.         DISPOSAL OF SEGMENTS

           In February 2000, the Company sold substantially all the assets of the machine tool division located in Cortland, New York, including inventory, property, plant and equipment and accounts receivable with a carrying value of $16,900. The buyer paid $7,700 in cash and assumed $3,800 in liabilities. The loss on disposal of $3,968 (net of taxes of $2,232) was recorded in 1999 and consisted of an estimated loss on disposal of $3,712 and a provision of $256 for anticipated operating losses until the disposal date.

           The machine tool division, along with the Sidney division which was sold in 1997, comprised the Company's machine tool segment. The results of the machine tool segment are reported as discontinued operations in these financial statements. Net sales from the discontinued segment of $961, $16,505 and $30,433 for the years ended December 31, 2000, 1999 and 1998 respectively, and the related cost of sales, and general and administrative costs have been reclassified from continuing operations and are included in the loss from discontinued operations. During 2000, the Company has increased the provision for operating losses by $150 for certain costs incurred relating to closing this segment.

           In December 1999, the Company adopted a plan to discontinue the paper coating and laminating segment of its business. The plan of disposal provided for the servicing and installation of two remaining contracts which were completed in 2000. Net liabilities of $137 at December 31, 2000 are included in accrued liabilities in the financial statements and consists of accounts payable and accounts receivable which will be settled or received in cash in 2001.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

           Net sales from the discontinued segment of $30, $2,873 and $2,595 for the years ended December 31, 2000, 1999 and 1998, respectively, and the respective cost of sales, and general and administrative costs have been reclassified from continuing operations and are included in the loss from discontinued operations. During 2000, the Company has increased the provision for operating losses by $900 relating to additional estimated contract costs.

           The following table summarizes the net loss from operations and loss on disposal of the discontinued segments for the years ended December 31,

                                                                     2000       1999         1998
                                                                     ----       ----         ----
              Net loss from operations:

                  Machine Tool segment                             $  (150)    $(2,417)    $   549
                  Paper Coating and Laminating segment                (900)       (925)       (852)
                                                                   -------     -------     -------
                                                                    (1,050)     (3,342)       (303)
                  Tax benefit                                          378       1,203         106
                                                                   -------     -------     -------
                  Loss from operations                             $  (672)    $(2,139)    $  (197)
                                                                   ========    ========    ========
              Loss on disposal:

                  Machine Tool segment                                         $(6,200)
                  Paper Coating and Laminating segment                            (648)
                                                                               -------
                                                                                (6,848)
                  Tax benefit                                                    2,465
                                                                               -------
                  Loss on disposal                                             $(4,383)
                                                                               =======

           The net current assets (liabilities) of discontinued operations are summarized as follows at December 31,

                                                                     2000        1999
                                                                     ----        ----
           Net current assets (liabilities):
               Machine Tool segment                                $            $ 7,934
               Paper Coating and Laminating segment                   (137)         143
                                                                   ---------    -------
                                                                   $  (137)     $ 8,077
                                                                   ========     =======

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

5.         INVENTORIES

            At December 31, 2000 and 1999, inventories are as follows:

                                                         2000        1999
                                                         ----        ----

               Finished goods                          $   766    $   114
               Work-in-process                           4,784      3,129
               Raw materials                             5,256      6,773
                                                       -------    -------

                     Total first-in, first-out cost    $10,806    $10,016
                                                       =======    =======


6.         CONTRACTS IN PROCESS

           As part of the percentage of completion revenue recognition process, the Company recognizes the difference between amounts billed to customers and the costs and estimated earnings recognized on the uncompleted contract. These differences are shown as an asset and liability on the Company's balance sheet.

           Amounts included in the consolidated financial statements related to uncompleted contracts are as follows:

                                         Costs and         Billings in
                                         Estimated         Excess of
                                         Earnings in       Costs and
                                            Excess         Estimated
                                         of Billings       Earnings             Total
                                         -----------       --------             -----
           December 31, 2000:
               Costs                       $ 86,582         $ 20,497           $ 107,079
               Estimated earnings            16,509            5,693              22,202
                                           --------         --------          ----------
                                            103,091           26,190             129,281
               Less amounts billed          (92,667)         (33,859)           (126,526)
                                           --------         --------          ----------
                                           $ 10,424         $ (7,669)         $    2,755
                                           ========         ========          ==========

           December 31, 1999:
               Costs                       $ 84,496         $  8,263          $   92,759
               Estimated earnings            19,508            3,171              22,679
                                           --------         --------          ----------
                                            104,004           11,434             115,438
               Less amounts billed          (91,302)         (18,396)           (109,698)
                                           --------         --------          ----------
                                           $ 12,702         $ (6,962)         $    5,740
                                           ========         ========          ==========

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

7.         PROPERTY, PLANT AND EQUIPMENT

           Property, plant and equipment includes the following:
                                                      2000           1999
                                                      ----           ----


              Land                                   $    751       $    751
              Buildings                                 9,072          9,004
              Machinery and equipment                  31,640         28,044
                                                     --------       --------
                                                       41,463         37,799
              Less accumulated depreciation           (13,191)       (10,029)
                                                     --------       --------

                                                     $ 28,272       $ 27,770
                                                     ========       ========
           Included in machinery and equipment are software costs of $941 and $1,098, net of amortization of $563 and $219, as of December 31, 2000 and 1999, respectively.

8.         INTANGIBLE ASSETS

           Intangible assets (with amortization periods) consist of the following:

                                                      2000          1999
                                                      -----         ----

              Goodwill (25 years)                   $ 42,634       $ 48,250
              Unpatented technology (20 years)        12,500         12,500
              Service agreements (8 years)             5,000          5,000
              Assembled workforce (10 years)           2,200          2,200
              Debt issuance costs (7 years)            2,562          2,562
                                                    --------       --------
                                                      64,896         70,512
              Less accumulated amortization           (5,685)        (2,039)
                                                    --------       --------
                                                    $ 59,211       $ 68,473
                                                    ========       ========

9.         RESTRICTED INVESTMENT

           The Company has an investment account that is required to be used to fund its retirement savings 401-k plan matching contribution in the next seven years. The Company may be subject to various taxes and penalties, if these provisions are not complied with. This account was funded using proceeds from the pension plan reversion that occurred in 2000, as described in Note 15. The investment account consists of an intermediate bond mutual fund and has been classified as a trading security, with unrealized gains and losses included in current year income. During the year ended December 31, 2000 interest income and unrealized gains were $227 and $140, respectively.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

10.        OTHER ASSETS

           Other assets consist of the following:
                                                            2000        1999
                                                          ------      ------
               Property held for sale                     $2,127      $2,127
               Investment in joint ventures                            1,623
               Other                                         676       1,268
                                                          ------      ------
                                                          $2,803      $5,018
                                                          ======      ======

           The property held for sale is recorded net of an impairment reserve of $2,100 at December 31, 2000 and 1999 to reduce the amount recorded to its net realizable value. Of this amount, $600 is included in the impairment and other disposal costs in the consolidated statements of operations for the year ended December 31, 1999.

           During 2000, the Company sold its 50% interest in Nippon Herr Company, Ltd. for $615 in cash and recorded a net gain of $460 on this transaction, which includes the elimination of $840 of subordinated debt and a realized gain of $43 for cumulative translation adjustments. The Company also sold its 50% interest in Daido Herr Engineering Co., Ltd. for $300 in cash and recorded a net gain of $377 on this transaction, which included a realized gain of $118 for cumulative translation adjustments. These investments in joint ventures were accounted for under the equity method of accounting. The Company's share of losses from these joint ventures of $811 and $115, in 2000 and 1999, respectively, and are included in other income (expense).

11.        DEBT

           The Company has $72,570 and $84,000 outstanding at December 31, 2000 and 1999, respectively, under a credit facility with ING (U.S.) Capital LLC ("ING") consisting of a term loan facility in an aggregate principal amount of $46,550 at December 31, 2000 and a revolving credit facility (the "Revolver"), which provides for loans and letters of credit of up to $30,000. The term loan facility consists of two tranches in principal amounts of $26,800 (the "Term A Loan") and $19,750 (the "Term B Loan"). The Term A Loan and the Revolver mature on June 30, 2006 and the Term B Loan matures on December 31, 2006. Principal payments of the Term A Loan are required on a quarterly basis increasing from $1,250 per quarter through June 30, 2001 to $2,500 per quarter during the last four quarters of the payment term. The lender increased the amount of the Revolver to $32,000 in December 2000, and in February 2001 to $35.5 million until April 30, 2001 at which time the Revolver is reduced to $30 million.

           Principal payments of the Term B Loan are in quarterly instalments of $50 through June 30, 2005 with $9,300 due on September 30, 2006 and December 31, 2006. Outstanding borrowings under the Revolver and term loans accrue interest based on prime rate or LIBOR plus an additional percentage depending on the Company's leverage ratio. The weighted average interest rate of these loans was 9.57% and 8.94% at December 31, 2000 and 1999, respectively. On December 31, 2000 the Company had $1,688 available under the Revolver.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

           The credit facility agreement contains certain covenants, including a maximum senior leverage ratio, minimum interest coverage ratio, minimum fixed charge coverage ratio, a limitation on the amount of capital expenditures and a restriction on paying dividends. Substantially all the assets of the Company are pledged as collateral under the above credit facility. As a result of the losses from operations incurred during 2000, the Company did not generate sufficient earnings to be in compliance with certain of its earnings related loan covenants at December 31, 2000. Although the lender has agreed to forebear from accelerating payment of the loan balance through April 30, 2001, $64,601 of long-term debt has been classified as a current liability at December 31, 2000 since the lender has not waived the right to demand payment for the next 12 months. The Company has proposed a debt restructuring plan to its lender consisting of exchanging a portion of its outstanding indebtedness for equity in the Company and continues to discuss this and other strategic alternatives with its financial advisor and its lender. If the Company is not able to reach a satisfactory agreement with its lender, it may have to consider other steps to sustain its operations.

           In connection with a June 2000 amendment to the credit facility, the Company granted to ING, a warrant to purchase shares of the Company's common stock. Under the warrant agreement, the Company did not comply with certain conditions by October 31, 2000 and therefore ING earned a warrant to acquire 800,000 shares of the Company's common stock at an exercise price of $.01 per share, which became exercisable on February 1, 2001. At June 30, 2000 the fair value of the warrants was estimated at $643, using the Black-Scholes Model and was recorded as a discount to the term loan at that date and will be amortized over the remaining term of the loans.

           At December 31, 2000 the Company has outstanding subordinated notes consisting of $12,275 ($15,000 at December 31, 1999) in Senior Subordinated Notes ("Notes") due December 31, 2007. The Notes bear interest at 9% for the period July 1, 2000 through December 31, 2001, changing to 12.5% effective January 1, 2002 through March 31, 2002 and increasing by .5% on April 1, 2002 and at each three month interval until April 1, 2004 to a maximum rate of 17%. Interest on the Notes due on June 30, September 30, and December 31, 2000 was not paid but was capitalized into the amount outstanding on the Notes. Interest payments due on March 31, 2001 will also be deferred and capitalized as part of the Notes. The note contains cross default provisions which take effect if ING accelerates the maturity of its term loan facility. Since the lender has not waived the right to demand payment of the senior debt for the next 12 months, the Company has classified the subordinated debt as currently payable. The Company issued warrants to purchase 100,000 common shares in conjunction with the Notes, at a warrant exercise price of $7.75 per share, subject to adjustment, which expire on June 30, 2009. The fair value of the 100,000 warrants issued, estimated at $291 using the Black-Scholes Model, was recorded as a discount to the Notes and is being amortized over the term of the Notes.

           At December 31, 1999, the Company had outstanding $840 in 8% Junior Subordinated Notes due June 30, 2002. These notes were deemed paid in full in 2000 in exchange for 50% of the proceeds received from the sale of the Company's interest in the Nippon Herr joint venture, described in Note 10.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

12.       ACCRUED LIABILITIES

          Accrued liabilities include the following:

                                                                 2000          1999
                                                                -------      -------


              Accrued contract start-up and warranty costs      $ 3,386      $ 4,522
              Self-insurance reserves                             1,303        2,320
              Payroll and related                                 2,191        2,593
              Customer deposits                                     756          844
              Interest                                            1,317          971
              Other                                               3,912        3,976
                                                                -------      -------
                                                                $12,865      $15,226
                                                                =======      =======


13.        INCOME TAXES

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

           Generally accepted accounting principles require a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. During the fourth quarter of 2000, the Company recorded a full valuation allowance against the remaining net deferred tax assets due to the Company's inability to generate earnings during 2000. At December 31, 1999, the Company had previously recorded a valuation allowance relating to the net operating loss carryforwards of the Company's subsidiaries in Germany, which are being liquidated. The Company will continue to assess the recoverability of the deferred tax assets and the need for a valuation allowance and its ability to generate future earnings.

           The income (loss) before income taxes reflected in the consolidated financial statements is classified between continuing and discontinued operations as follows:

                                           2000         1999         1998
                                           ----         ----         ----

              Continuing operations      $(16,271)    $    375     $  3,486
              Discontinued operations      (1,050)     (10,190)        (303)
                                         --------     --------     --------
                                         $(17,321)    $ (9,815)    $  3,183
                                         ========     ========     ========

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

           The income (loss) before income taxes reflected in the consolidated financial statements is comprised of the following:

                                           2000       1999        1998
                                           ----       ----        ----

              United States              $(14,954)   $  (139)    $ 2,842
              Europe                       (1,317)       514         644
                                         --------    -------     -------

                                         $(16,271)   $   375     $ 3,486
                                         ========    =======     =======

           The income tax provision (benefit) reflected in the consolidated financial statements is classified between continuing and discontinued operations as follows:

                                           2000       1999        1998
                                           ----       ----        ----

              Continuing operations      $ 9,503     $   803     $ 1,206
              Discontinued operations       (378)     (3,668)       (106)
                                         -------     -------     -------

                                         $ 9,125     $(2,865)    $ 1,100
                                         =======     =======     =======

           The income tax provision (benefit) reflected in the consolidated financial statements is comprised of the following:

                                                    2000         1999         1998
                                                  --------     --------     --------

              Current:
                 State                            $    160     $     70
                 Foreign                                 -           55     $     16
                                                  --------     --------     --------
                                                       160          125           16
                                                  --------     --------     --------

              Deferred:
                 Federal                              (492)      (1,078)       1,825
                 State                                 (29)         (63)
                                                  --------     --------     --------
                                                      (521)      (1,141)       1,825
                                                  --------     --------     --------


              Net operating loss carryforward:
                Federal                             (2,133)      (1,869)        (937)
                State                                 (125)        (110)
                Foreign                               (303)         130          196
                                                  --------     --------     --------
                                                    (2,561)      (1,849)        (741)
                                                  --------     --------     --------

              Valuation allowance                   12,047
                                                  --------     --------     --------
                                                  $  9,125     $ (2,865)    $  1,100
                                                  ========     ========     ========

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

           The differences between the statutory U.S. income tax rate and effective income tax rate are as follows:

                                            2000       1999       1998
                                            ----       ----       ----


              U.S. income tax rate           34%        34%        34%
              Impact of non-deductible
                 goodwill amortization       (7)%       (7)%
              Impact of non-deductible
                 federal excise tax          (6)%
              Valuation allowance           (70)%
              Other, net                     (4)%        2%         2%
                                            ---        ---        ---
                                            (53)%       29%        35%
                                            ===        ===        ===

           The components of deferred taxes included in the consolidated balance sheets are as follows:

                                                          2000           1999
                                                        --------       --------

              Deferred tax assets:
                  Accounts receivable                   $    767       $    278
                  Inventories                                361            489
                  Other liabilities and reserves           2,569          6,049
                  Postretirement benefits                  1,477          1,597
                  Net operating loss and tax credit
                       carryforwards                      14,202         11,007
                                                        --------       --------


                       Total deferred tax assets          19,376         19,420
                       Less valuation allowance          (13,430)        (1,383)
                                                        --------       --------
                      Deferred tax asset                   5,946         18,037

              Deferred tax liabilities:
                  Property, plant and equipment           (2,868)        (1,947)
                  Pension plans                           (3,078)        (6,977)
                                                        --------       --------

                     Deferred tax liability               (5,946)        (8,924)
                                                        --------       --------

              Net deferred tax asset                           -          9,113

              Net current deferred tax asset                   -          6,816
                                                        --------       --------

              Net non-current deferred tax asset       $       -       $  2,297
                                                        ========       ========

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

           At December 31, 2000, the Company has domestic net operating loss carryforwards available to offset future taxable income. These carryforwards expire as follows:

                       2007               $1,546
                       2008                2,068
                       2009                3,012
                       2010                  624
                       2011                2,268
                       2012                8,548
                       2018                2,807
                       2019                6,363
                       2020                6,273
                                         -------
                                         $33,509
                                         =======

           The Company also has foreign net operating loss carryforwards for its subsidiary in the United Kingdom and its subsidiaries in Germany of $1,649 and $3,073 respectively, which can be carried forward indefinitely.

           The Company has not provided for U.S. federal income taxes or foreign withholding taxes of undistributed earnings of certain foreign entities as of December 31, 2000 and 1999, respectively, because such earnings are intended to be reinvested indefinitely. The income tax effects relating to comprehensive income for 2000, 1999 and 1998 were not significant as a result of the Company's tax position in these years.

14.        CAPITAL STOCK

           The Company's preferred shares are $1.80 cumulative and payable quarterly in arrears, when and as declared by the Company's Board of Directors. Each preferred share is entitled to one vote and is convertible into four common shares. As of December 31, 2000, the Company has cumulative dividends of $13 that have not yet been declared.

15.        BENEFIT PLANS

           Under the Company's pension plans (Plans), certain bargaining hourly employees are paid monthly retirement benefits of specified amounts for each year of service. The Company annually contributes amounts to provide the Plans with sufficient assets to fund payment of the benefits based on actuarial assumptions as noted in the following tables. Minimal contributions were required in 2000, 1999 and 1998 as Plan assets exceeded projected benefit obligations. Plan assets are primarily invested in fixed income and equity securities. At December 31, 2000, Plan assets exceeded projected benefit obligations by $3,965. Under present tax laws, the Company's ability to realize the full value of this asset is limited.

           One of the Company's U.S. subsidiaries has two non-contributory defined benefit pension plans covering certain of their collective bargaining employees. Pension benefits are determined by a fixed benefit formula and number of years of service. Company contributions are computed using the projected unit credit method of funding. Plan assets are invested in fixed income and equity securities.

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

           In the first quarter of 2000, the Company completed the termination of two of its pension plans for certain employees. Plan assets of $15,585 were used to settle plan liabilities, $4,195 was transferred to trusts to fund future employee benefit obligations (see Note 9) and $515 was used to fund required cash balance pension contributions. The balance of plan assets of $14,086 was distributed to the Company with $10,400 used to repay long-term debt. The Company recorded a net gain on this transaction of $315, included in other income (expense,) consisting of a $3,132 settlement gain and a $2,817 expense for federal excise taxes. Unrecognized prior service costs of $145 from the terminated plans remain to be amortized over the next three years.

           In 1999, the Company realized Plan curtailment gains of $103 and incurred special termination benefits of $615 as a result of the sale of the machine tool division and workforce reductions prior to the sale.

           The Company also provides other postretirement and post employment benefits ("OPEB") consisting of group health and life insurance coverage and salary continuation for certain retirees and other health benefits to all retirees.

           Net periodic expense (income) for pension and OPEB plans includes the following components:

                                                         2000                         1999                      1998
                                                ---------------------       ---------------------       ----------------------
                                                PENSION        OPEB         PENSION         OPEB        PENSION        OPEB
                                                -------       -------       -------       -------       -------       -------

           Service cost                         $ 1,271       $    86       $   870       $    89       $   628       $    75
           Interest cost                          1,422           208         1,526           129         1,481           105
           Expected return on plan assets        (2,140)                     (3,033)                     (3,688)
           Amortization of prior service
               costs                                143             8          (178)            8           151             8
           Amortization of initial asset                                       (135)                       (151)
           Recognized net actuarial (gain)
               loss                                (253)           (7)       (1,239)                     (1,629)
           Curtailment and special
              termination benefits                                              512
                                                -------       -------       -------       -------       -------       -------
                                                $   443       $   295       $(1,677)      $   226       $(3,208)      $   188
                                                =======       =======       =======       =======       =======       =======

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

           The Plans funded status and accounting assumptions at December 31, 2000 and 1999 are as follows:

                                                                             2000                            1999
                                                                    ------------------------        -----------------------
                                                                    PENSION           OPEB          PENSION          OPEB
                                                                    --------        --------        --------        -------
           Change in  benefit obligation:
           Benefit obligation at beginning of year                  $ 32,436        $  2,971        $ 19,830        $ 1,639
               Acquisition                                                                            11,891          1,432
               Net impact of plan termination                        (13,417)
               Resolution of preacquisition contingency               (1,637)
               Translation Adjustments                                  (421)
               Service cost                                            1,271              86             870             89
               Interest cost                                           1,422             208           1,526            129
               Amendments                                                                                313
               Actuarial (gain) loss                                     251            (760)           (118)          (232)
               Benefits paid                                          (1,065)           (195)         (1,878)           (86)
               Expenses paid                                            (102)                           (237)
               Curtailments                                                                              239
                                                                    --------        --------        --------        -------
           Benefit obligation at end of year                          18,738           2,310          32,436          2,971
                                                                    --------        --------        --------        -------
           Change in plan assets:
           Fair value of plan assets at beginning of year             57,402                          46,808
               Acquisition                                                                            10,556
               Net impact of plan termination                        (33,930)
               Resolution of preacquisition contingency                  780
               Translation Adjustments                                  (376)
               Actual return (loss) on plan assets                      (521)                          2,105
               Employer contribution                                     515             195              48             86
               Benefits paid                                          (1,065)           (195)         (1,878)           (86)
               Expenses paid                                            (102)                           (237)
                                                                    --------        --------        --------        -------
            Fair value of plan assets at end of year                  22,703                          57,402
                                                                    --------        --------        --------        -------
           Reconciliation of funded status:
           Funded status                                               3,965          (2,310)         24,966         (2,971)
               Unrecognized net actuarial (gain) loss                  1,229            (845)         (5,584)          (236)
               Unrecognized prior service cost                           267                             410            153
               Unrecognized initial net obligation                                                        57
                                                                    --------        --------        --------        -------
           Prepaid (accrued) benefit cost                           $  5,461        $ (3,155)       $ 19,849        $(3,054)
                                                                    ========        ========        ========        =======
           Amounts recognized in the balance sheet consist of:
               Prepaid pension cost                                 $  6,895                        $ 21,332
               Accrued benefit liability                              (1,434)       $ (3,155)         (1,483)       $(3,054)
                                                                    --------        --------        --------        -------
                                                                    $  5,461        $ (3,155)       $ 19,849        $(3,054)
                                                                    ========        ========        ========        =======
           Weighted-average assumptions as of December 31:
               Discount rate                                            7.50%           7.50%           7.25%          7.25%
               Expected return on plan assets                            8.0%                            7.4%
               Rate of compensation increase                             3.0%            3.0%            3.0%           3.0%

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

           A change in the pension plan discount rate from 7.25% to 7.50% was recognized at December 31, 2000, creating gains of $205. There was also a change in the expected return on plan assets from 7.4% to 8.0%.

           A change in the pension plan discount rate from 7.00% to 7.25% was recognized at December 31, 1999, creating gains of $399. The weighted average expected return and rate of compensation increase were affected by the termination of two defined benefit plans in 1999. There were no other changes in actuarial assumptions or methods.

           Unrecognized gains and losses, are amortized rateably over five years. Assets in the pension plans include common stock of the Company with a fair value of $12 and $318 at December 31, 2000 and 1999, respectively.

           Under the Company's OPEB plans a 1% change in the assumed health care cost trend rates would have the following effect:

                                                             1% Increase   1% Decrease
                                                             -----------   -----------
               Effect on total of service and interest
                    cost components                            $   9        $   (17)
               Effect on postretirement benefit obligation     $  69        $   (92)

           For measurement purposes a 9.0% annual rate of increase in the per capita cost of health care benefits was assumed for 2000. The rate was assumed to decrease by .5% each year until 2008 and remain at 5% each year thereafter.

           The Genesis Worldwide Inc. Retirement Savings Plans enable substantially all full-time domestic employees to participate and contribute up to 15% of their salary to these plans upon completion of six months of service. Currently, the Company match ranges from 0-4%. Total expense for these plans was $660, $505, $124, in 2000, 1999 and 1998, respectively.

           The Company has a postemployment benefit plan that provides termination benefits to eligible employees. The Company does not provide an accrual for this plan, as this amount cannot be reasonably estimated.

16.        STOCK-BASED COMPENSATION PLANS

           During the three-year period ended on December 31, 2000, the Company has maintained the Genesis Worldwide Inc. 1994 Employees Stock Option Plan, the Genesis Worldwide Inc. 1984 Restricted Stock Bonus Plan and the Genesis Worldwide Inc. Long-Term Incentive Stock Plan (collectively the "Plans", and individually the "Option Plan" and "Stock Plan" and "Incentive Plan", respectively), which are described below.

           Under the Incentive Plan, the Company can issue incentive awards for up to 175,000 shares of Common Stock. An incentive award can be either stock options or restricted shares or the right to receive restricted shares of stock. The plan provides that the option price be not less than the fair market value of the Common Stock at date of grant. All stock options granted in 2000 are fully vested one year from

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

           date of grant, except for 7,000 shares which were granted in exchange for services and were exercisable at date of grant. Restricted shares granted under the Incentive Plan vest ratably from one to three years from date of grant.

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

           Under the Stock Plan, the Company is authorized to award up to 50,000 shares of Common Stock to employees. In 1999, 5,682 shares were awarded to Directors as part of their annual compensation and 9,549 shares were awarded in connection with employee incentive compensation for 1998. In 1998, 7,000 shares were awarded to an employee, which vest ratably over a 3-year period from date of award. During 2000, 1999 and 1998, the Company recorded compensation expense of $31, $30 and $178, respectively, in connection with the awarding of the above shares.

           A summary of the status of the Company's stock options is presented below.

                                                   NUMBER OF  WEIGHTED AVERAGE
                                                    SHARES     EXERCISE PRICE

               Outstanding December 31, 1997        110,300       $   9.43

                         Granted                     69,050       $   7.71
                         Cancelled or expired       (27,666)      $   9.95
                                                    -------

               Outstanding December 31, 1998        151,684       $   8.52

                         Granted                    119,500       $   6.82
                         Cancelled or expired       (33,506)      $   9.16
                                                    -------

               Outstanding December 31, 1999        237,678       $   7.57

                         Granted                    105,500       $   3.42
                         Cancelled or expired       (53,480)      $   6.70
                                                    -------

               Outstanding December 31, 2000        289,698       $   6.22
                                                    =======

           Since the Company accounts for stock options using the intrinsic value method, no compensation expense has been recognized for any stock options granted in 2000, 1999 and 1998. Had the compensation cost for the Company's stock-based compensation plans been determined using the fair value method, compensation expense charged to operations, on a pre-tax basis, would have been $208 in 2000, $288 in 1999, and $126 in 1998, and earnings (loss) per share from continuing operations (basic and diluted) would have been ($6.25) in 2000, ($.16) in 1999, and $.58 in 1998.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

           For purposes of applying the fair value method, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of options granted during 2000 and 1999 was $1.58 and $2.58, respectively, which was calculated using the following weighted-average assumptions.

                        ASSUMPTION            2000      1999       1998
                        ----------            ----      ----       ----


               Expected Term                5 years    5 years    5 years
               Expected Volatility            38.8%      32.0%      24.3%
               Expected Dividend Yield         -          -          2.6%
               Risk-Free Interest Rate         6.7%       5.2%       5.5%


           The following table summarizes information about stock options at December 31, 2000.

                                                  OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                                ----------------------------------------------------------         -------------------------

                RANGE                                   WEIGHTED                 WEIGHTED                           WEIGHTED
                 OF                                      AVERAGE                  AVERAGE                            AVERAGE
             EXERCISE              NUMBER               REMAINING                 EXERCISE           NUMBER         EXERCISE
              PRICES            OUTSTANDING          CONTRACT LIFE                 PRICE           EXERCISABLE        PRICE
           ------------         -----------          -------------               ---------         -----------        ------
           $2.79-$ 4.18            94,000                    9.0                  $  3.42              5,000          $ 3.19
           $5.76-$ 6.97            80,500                    8.1                  $  6.56             80,500          $ 6.56
           $6.97-$ 8.36            33,598                    7.1                  $  7.68             33,598          $ 7.68
           $8.36-$ 9.76            80,600                    6.2                  $  8.49              5,600          $ 9.22
           $9.76-$11.15             1,000                    4.9                  $ 10.19              1,000          $10.19
                                  -------                                                            -------
           $2.79-$11.15           289,698                    7.8                  $  6.22            125,698          $ 6.87

17.        FINANCIAL INSTRUMENTS

           During 2000, the Company entered into a three year interest rate swap contract (the "Contract") for a portion of its senior debt. The notional amount ($22,625 at December 31, 2000) under the contract declines from an initial amount of $24,450 to $14,500 at the maturity of the contract on June 30, 2003. The interest rate swap hedges against potential interest increases by having a fixed pay rate of 7.16% with a variable receive rate of 90 LIBOR (6.40% at December 31, 2000), which is fixed two days before each quarter.

           As of December 31, 2000, the Company's interest rate on this portion of its debt was 6.66%. The effect of this contract was to increase interest expense in 2000 by $107, as the 90-day LIBOR rate was below the fixed pay rate. For the first quarter of 2001 this transaction will have the impact of increasing interest cost by $41 under this contract. At December 31, 2000, a payment of $629, representing the fair value of the contract would be required to terminate the contract. When the Company adopts the provisions of SFAS 133 in the first quarter of 2001, this amount will be recorded on the balance sheet as a liability with a corresponding debit to other comprehensive income, net of applicable income taxes.

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

           Translation adjustments are as follows.

                                                                2000        1999        1998
                                                                -----       -----       -----

               Balance, beginning of year                       $(105)      $(180)      $(148)
               Translation adjustment increase (decrease):
                   Net long-term assets                          (134)        196         (66)
                   Net current assets                            (168)       (121)         34
                                                                -----       -----       -----

                         Total adjustment                        (302)         75         (32)
                                                                -----       -----       -----

               Balance, end of year                             $(407)      $(105)      $(180)
                                                                =====       =====       =====

           Currency exchange losses (gains) during 2000, 1999 and 1998 were approximately $(39), $(153) and $24, respectively, relating primarily to the Company's foreign operations and the divestiture of joint venture interests in Japan.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

19.        EARNINGS PER SHARE

                                                                                 2000            1999         1998
                                                                                 ----            ----         ----
               Numerator:
                    Income (loss) from continuing operations                  $(25,774)      $  (428)      $ 2,280
                    Preferred stock dividend requirement                           (26)          (26)          (26)
                                                                              --------       -------       -------
                    Numerator for basic earnings per share-
                       income (loss) from continuing operations
                       available to common shareholders                        (25,800)         (454)        2,254

                    Effect of dilutive securities                                    -             -             -
                                                                              --------       -------       -------

                    Numerator for diluted earnings per share-
                       income (loss) from continuing operations
                          available to common shareholders after
                          assumed conversions                                 $(25,800)      $  (454)      $ 2,254
                                                                              ========       =======       =======

               Denominator:
                    Denominator for basic earnings per share-
                       weighted average shares outstanding                       4,117         4,032         3,768


                    Effect of dilutive securities -
                       employee stock options                                        -             -             -
                                                                              --------       -------       -------
                     Denominator for diluted earnings per share-
                          adjusted for weighted average shares and
                          assumed conversions                                    4,117         4,032         3,768
                                                                              ========       =======       =======

                     Income (loss) per share from continuing operations -
                           basic and diluted                                  $  (6.26)      $  (.11)      $   .60
                                                                              ========       =======       =======



           Stock options (in thousands) totaling 238, 152, and 110 for 2000, 1999 and 1998 respectively, and warrants (in thousands) to purchase 900 and 100 shares of common stock in 2000 and 1999, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

20.        COMMITMENTS

           The Company leases certain facilities and equipment under non-cancellable operating leases. At December 31, 2000, the future minimum lease payments under operating leases are as follows:

                           Year
                           ----
                           2001                                 $ 1,445
                           2002                                   1,352
                           2003                                     987
                           2004                                     879
                           2005                                     874
                           2006 and thereafter                    4,666
                                                                -------
                               Total                            $10,203
                                                                =======

           The Company incurred rental expense for operating leases of $1,957, $846 and $258, for the years ended December 31, 2000, 1999 and 1998, respectively.

           The Company may enter into forward foreign exchange contracts during the normal course of business to hedge its foreign currency exposure associated with sales contracts and purchase orders denominated in foreign currencies. Any gains and losses in connection with the contracts are included in the consolidated financial statements. There were no outstanding contracts at December 31, 2000 and 1999.

21.        CONTINGENCIES

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

           The Company is a defendant in various legal actions arising in the ordinary course of business, including product liability claims. Included in these legal actions is a claim by one of the Company's customers related to alleged defects in equipment supplied by the Company. The Company believes that the equipment meets all specifications prescribed in the contract and intends to vigorously defend this litigation. The customer has filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, further action under this litigation has been suspended at the request of the plaintiff, with no new trial date scheduled. The Company believes that the ultimate liability, if any, resulting from these matters will not have a material effect on the Company's consolidated financial position. The significance of these matters on the Company's future operating results and cash flows will depend on the Company's level of future earnings as well as the timing and the amount of the ultimate disposition of these matters above any amounts covered by insurance.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

22.        SEGMENT AND GEOGRAPHIC INFORMATION

           The Company operated in the coil processing segment in 2000 and 1999. In 1998, the Company operated in two additional segments which were the machine tool segment and the paper coating and laminating segments. These segments have been sold or discontinued.

           Approximately 23%, 20% and 13% of the Company's consolidated revenues from continuing operations from 2000, 1999 and 1998, respectively, were export sales from the United States primarily to Mexico, Canada, Europe and the Far East. Substantially all long-lived assets are located in the United States. Intercompany sales are priced at cost but are not material. The foreign subsidiaries are located in England.

           Geographic information for which revenues and operating income (loss) is based on the geographic locations in which the sale originated, is presented below:

                                                         2000            1999           1998
                                                      ---------       ---------       --------
           Sales:
                    United States                     $ 126,192       $ 103,710       $ 39,551
                    Europe                                9,393          10,354          6,748
                    Adjustments and eliminations         (5,767)         (2,234)
                                                      ---------       ---------       --------
                                                      $ 129,818       $ 111,830       $ 46,299
                                                      =========       =========       ========
           Operating income (loss):
                   United States                      $  (1,342)      $   7,280       $  4,964
                   Europe                                (1,107)            643            541
                   Corporate                             (5,792)         (2,680)        (1,866)
                                                      ---------       ---------       --------
                                                      $  (8,241)      $   5,243       $  3,639
                                                      =========       =========       ========

           Total assets:
                   United States                      $ 135,846       $ 178,073       $ 77,299
                   Europe                                 8,342           8,877          5,451
                                                      ---------       ---------       --------
                                                      $ 144,188       $ 186,950       $ 82,750
                                                      =========       =========       ========


23.        FOURTH QUARTER ADJUSTMENTS

           As a result of the low order volume and unfavorable economic environment, the Company found it necessary to record certain adjustments in the fourth quarter of 2000. These adjustments consisted of lease exit costs and severance for the associated personnel reduction related to the closing of a portion of the UK operations ($650). Also, increases in the Company's reserves of $1,565 were necessary due to the difficult market conditions in the steel industry, including bankruptcy filings of certain of the Company's customers. The Company also recorded a full valuation allowance ($12,047) shown as income tax expense in the financial statements, against the remaining net deferred tax assets due to the Company's inability to generate earnings during 2000.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)



24.        QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

           2000                                1ST QUARTER     2ND QUARTER    3RD QUARTER     4TH QUARTER
           ----                                -----------     -----------    -----------     -----------

           Net Sales                              $ 33,383       $ 33,233       $ 33,122       $ 30,080
           Gross Margin                           $    195       $   (378)      $ (1,162)      $ (6,896)
           Net Income (Loss) from Continuing
               Operations                         $ (1,814)      $ (3,051)      $ (2,295)      $(18,614)
           Earnings (Loss) per Common Share
               from Continuing Operations         $  (0.42)      $  (0.71)      $  (0.56)      $  (4.92)


           1999                                1ST QUARTER     2ND QUARTER    3RD QUARTER     4TH QUARTER
           ----                                -----------     -----------    -----------     -----------

           Net Sales                              $ 17,526       $ 21,329       $ 35,231       $ 37,744
           Gross Margin                           $    479       $  1,629       $  2,326       $    809
           Net Income (Loss) from Continuing
               Operations                         $    157       $    964       $   (298)      $ (1,251)
           Earnings (Loss) per Common Share
               from Continuing Operations         $   0.04       $   0.25       $  (0.07)      $  (0.29)


           The operating data above excludes amounts from the machine tool and paper coating and laminating businesses which are classified as discontinued operations. Results from GenCoat (formerly GFG), beginning January 1, 1999 and Precision (including Herr-Voss), beginning July 1, 1999 are included in the data above.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Executive Officers of the Registrant
           ------------------------------------

           The following are the names and ages of the Company officers, each of whom has been appointed to a one year term.

               Office                                         Name                          Age
               ------                                         ----                          ---

               President and Chief Executive Officer          Richard E. Clemens             51

               Vice President and Chief Financial
               Officer                                        Karl A. Frydryk                46

               Vice President, Operations Improvement
               and Information Technology                     Patrick M. Flaherty            51

               Vice President, Human Resources                Timothy P. Gibson              43

               Secretary and Controller                       Leo E. Dugdale                 48

               President - GenCoat Inc.                       Alan L. Roehrig                55

               President - GenInternational Inc.              Frederick G. Sharp             47

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

    (1)        Financial Statements:

               See Item 8-Index to Financial Statements

    (2)        Financial Statements Schedule:                         PAGE NO.
                                                                      --------

               Schedule II - Valuation and Qualifying Accounts            50

               Schedules other than those listed above are omitted as
                  they are not applicable or are not required

    (3)        Exhibits:  See Index of Exhibits

    (b) There were no reports on Form 8-K filed during the fourth quarter of 2000

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

                             GENESIS WORLDWIDE INC.

           By:    /s/ Richard E. Clemens
                  ----------------------
                     RICHARD E. CLEMENS
                     Director, President and Chief Executive Officer March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Genesis Worldwide Inc. and in the capacities and on the dates indicated:



           By: /s/ Richard E. Clemens                                        By:  /s/ William R. Graber
               ----------------------                                             ---------------------
               RICHARD E. CLEMENS                                                 WILLIAM R. GRABER
               Director, President and Chief Executive Officer                    Director
               March 30, 2001                                                     March 30, 2001

           By: /s/ John A. Bertrand                                          By:  /s/ Joseph M. Rigot
               --------------------                                               -------------------
               JOHN A. BERTRAND                                                   JOSEPH M. RIGOT
               Director                                                           Director
               March 30, 2001                                                     March 30, 2001

           By: /s/ Gerald L. Connelly                                        By:  /s/ Karl A. Frydryk
               ----------------------                                             -------------------
               GERALD L. CONNELLY                                                 KARL A. FRYDRYK
               Director                                                           Vice President
               March 30, 2001                                                     (Principal Financial Officer)
                                                                                  March 30, 2001
           By: /s/ Waldemar M. Goulet
               -----------------------                                       By:  /s/ Leo E. Dugdale III
               WALDEMAR M. GOULET                                                 ----------------------
               Director                                                           LEO E. DUGDALE III
               March 30, 2001                                                     Controller
                                                                                 (Principal Accounting Officer)
                                                                                  March 30, 2001

             GENESIS WORLDWIDE INC.
             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

           COL. A                                             COL. B              COL. C               COL. D          COL. E

                                                              BALANCE AT                ADDITIONS                   BALANCE AT
                                                              BEGINNING                   FROM                        END OF
           DESCRIPTION                                        OF PERIOD   ADDITIONS    ACQUISITION     DEDUCTIONS     PERIOD
           -----------                                        ---------   ---------    -----------     ----------     ------
           Year ended December 2000:
               Allowance for doubtful trade accounts
                   receivable                                   $  930      $ 1,046                     $   (460)     $ 1,516
               Inventory reserves                                  924           61                          (85)         900
               Impairment reserve - assets held for resale       2,100                                                  2,100
               Valuation allowance for deferred
                    tax assets                                   1,383       12,224                                    13,607
               Reserves for discontinued operations                620        1,050                       (1,402)         268
                                                                ------      -------      --------       --------      -------

                   Total                                        $5,957      $14,381                     $ (1,947)     $18,391
                                                                ======      =======      ========       ========      =======
           Year ended December 31, 1999:
               Allowance for doubtful trade accounts
                   receivable                                   $1,123      $   177      $    478       $   (848)     $   930
               Inventory reserves                                  290          177           846           (389)         924
               Impairment reserve - assets held for
                   resale                                        1,500          600                                     2,100
               Valuation allowance for deferred
                   tax assets                                    1,383                                                  1,383
               Reserves for discontinued operations                             620                                       620
                                                                ------      -------      --------       --------      -------

                   Total                                        $4,296      $ 1,574      $  1,324       $ (1,237)     $ 5,957
                                                                ======      =======      ========       ========      =======
           Year ended December 31, 1998:
               Allowance for doubtful trade accounts
                   receivable                                   $  877      $   310                     $    (64)     $ 1,123
               Inventory reserves                                   40          290                          (40)         290
               Impairment reserve - assets held for
                    for sale                                     1,500                                                  1,500
               Valuation allowance for deferred
                   tax assets                                    1,243          140                                     1,383
                                                                ------      -------      --------       --------      -------

                   Total                                        $3,660      $   740                     $   (104)     $ 4,296
                                                                ======      =======      ========       ========      =======

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

4          Instruments Defining the Rights of Security Holders including
           Indentures

           4.1        Credit Agreement among The Monarch Machine Tool
                      Company and ING (U.S.) Capital LLC, dated as of
                      June 30, 1999                                                         (9)

           4.2        Agreement dated June 30, 1999 between The Monarch
                      Machine Tool Company and the Stockholders of Precision
                      Industrial Corporation identified in the Stock Purchase
                      Agreement dated May 13, 1999                                          (9)

           4.3        Genesis Worldwide Inc. 12% Junior Subordinated Note,
                      as restated, in the principal amount of $11,947,541                  (13)

10         Material Contracts

           10.1       1994 Employees Stock Option Plan                                      (3)

           10.2       Letter Agreement, dated February 13, 1997, between The
                      Monarch Machine Tool Company and Richard E. Clemens                   (3)

           10.3       Asset Purchase Agreement by and between Monarch Lathes,
                      L.P. and the Company, dated July 16, 1997                             (4)

           10.4       First Amendment to Amended and Restated Credit Agreement
                      dated as of December 29, 1998                                         (5)



           10.5       Letter agreement, dated November 3, 1998 between the Monarch
                      Machine Tool Company and Richard E. Clemens                           (6)

           10.6       Letter agreement, dated November 3, 1998 between the Monarch
                      Machine Tool Company and Karl A. Frydryk                              (6)

           10.7       First Amendment to Credit Agreement among Genesis Worldwide
                      Inc., and ING (U.S.) Capital LLC, dated as of December 2, 1999        (7)

           10.8       Asset Purchase Agreement by and between New Monarch
                      Machine Tool, Inc. and the Company, dated February 7, 2000           (12)

           10.9       Second Amendment and Waiver to the Credit Agreement
                      dated as of June 28, 2000 between Genesis Worldwide
                      Inc. and ING (U.S.) Capital LLC                                      (15)

           10.10      Agreement, dated August 29, 2000, among Genesis Worldwide
                      Inc., the Selling Stockholders named therein, and Three Cities
                      Research, Inc. as Stockholders' Representative                       (13)

           10.11      Forbearance agreement dated as of November 20, 2000 among
                      Genesis Worldwide Inc. and ING (U.S.) Capital LLC                    (16)

           10.12      Amended and Restated Forbearance Agreement, dated
                      December 22, 2000 among Genesis Worldwide Inc. and ING
                      (U.S.) Capital LLC                                                   (14)

           21         Subsidiaries of the Registrant                                        (1)

           22         Submision of Matters to a Vote of Security Holders                   (11)

           23         Consent of Independent Accountants                                    (1)