Form 10-Q
period 2001-03-31
GENESIS WORLDWIDE INC
filed 2001-05-08
CIK 67532

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001
                      --------------
                                       or

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -----------

Commission File No. 1 - 1997
                    --------


                             GENESIS WORLDWIDE INC.
             (Exact name of registrant as specified in its charter)


Ohio                                                             34-4307810
---------------------------------                            -------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)


                    2600 Kettering Tower, Dayton, Ohio 45423
               --------------------------------------------------
               (Address of principal executive offices, zip code)


                                 (937) 910-9300
               ---------------------------------------------------
               (Registrant's telephone number including area code)


                                      N.A.
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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


The number of common shares outstanding as of May 4, 2001 was 3,785,696.

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q



                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART 1.  FINANCIAL INFORMATION:

         ITEM 1. -- Condensed Consolidated Financial Statements:

           Balance Sheets -- March 31, 2001 and December 31, 2000            2


           Statements of Operations and Comprehensive Income --
           Quarters ended March 31, 2001 and 2000                            3


           Statements of Cash Flow -- Quarters ended
           March 31, 2001 and 2000                                           4

           Notes to Condensed Consolidated Financial Statements            5-6


         ITEM 2. -- Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                             7-9

         ITEM 3. -- Quantitative and Qualitative Disclosure
                    About Market Risk                                      10


PART II. OTHER INFORMATION:

         ITEM 1.-5. Inapplicable                                           11

         ITEM 6.    Exhibits and Reports on Form 8-K                       11

PART 1 -- FINANCIAL INFORMATION

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                          March 31   December 31
                                                            2001         2000
                                                            ----         ----
                                                        (Unaudited)

Current assets:
  Cash                                                   $     881    $     935
  Restricted cash                                                           420
  Accounts receivable                                       16,194       18,359
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                        8,032       10,424
  Inventories                                               10,799       10,806
  Prepaid and other expenses                                 1,872        2,157
                                                         ---------    ---------
      Current assets                                        37,778       43,101

Property, plant & equipment -- net                          27,525       28,272
Prepaid pension costs                                        7,011        6,895
Goodwill and other intangible assets                        58,327       59,211
Restricted investment                                        3,879        3,906
Other assets                                                 1,596        2,803
                                                         ---------    ---------
                                                         $ 136,116    $ 144,188
                                                         =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Current portion of long-term debt                      $   9,300    $   7,450
  Accounts payable                                          15,958       21,339
  Accrued liabilities                                       15,521       12,865
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                        4,801        7,669
  Long-term senior debt, currently payable                  64,890       64,601
  Long-term subordinated debt, currently payable            12,564       12,275
                                                         ---------    ---------
      Current liabilities                                  123,034      126,199

Pension and postretirement benefits                          4,645        4,389
Other long-term liabilities                                    952          972
                                                         ---------    ---------
      Total liabilities                                    128,631      131,560
                                                         ---------    ---------

Shareholders equity:
  Preferred stock                                               14           14
  Common stock                                               9,798        9,798
  Unearned compensation, restricted stock                       (1)          (4)
  Retained earnings (deficit)                                 (813)       3,227
  Accumulated other comprehensive income                    (1,513)        (407)
                                                         ---------    ---------
                                                             7,485       12,628
                                                         ---------    ---------
                                                         $ 136,116    $ 144,188
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

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
           CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)


                                                             (Unaudited)
                                                        Quarter Ended March 31
                                                        ----------------------
                                                          2001           2000
                                                          ----           ----

Net sales                                               $ 28,174       $ 33,383

Operating costs and expenses:
  Cost of sales                                           22,910         26,057
  Selling, general and administrative                      5,154          6,299
  Amortization of goodwill                                   792            832
                                                        --------       --------
Operating income (loss)                                     (682)           195

Other income (expense):
  Interest expense                                        (2,271)        (2,301)
  Interest income                                             32             33
  Loss on disposal of property                            (1,170)
  Other income (expense)                                      52            168
                                                        --------       --------
Income (loss)  before income taxes                        (4,039)        (1,905)

Income tax (provision) benefit                                               91
                                                        --------       --------
Income (loss) from continuing operations                  (4,039)        (1,814)

Income (loss) from operations of discontinued
  segments, net of income tax provision of
  $18 in 2000                                                               (32)
                                                        --------       --------
Net income (loss)                                         (4,039)        (1,846)

Other comprehensive income (loss):
  Foreign currency translation adjustments                  (139)            (2)
  Interest rate hedge                                       (338)
  Cumulative effect of change in accounting
    principle                                               (629)
                                                        --------       --------
Comprehensive income (loss)                             $ (5,145)      $ (1,848)
                                                        ========       ========

Average common shares outstanding:
  Basic                                                    3,786          4,283
  Diluted                                                  3,786          4,283
Earnings loss per common share,
  basic and diluted:
  Continuing operations                                 $  (1.07)      $   (.42)
  Discontinued operations                                                  (.01)
                                                        --------       --------
Net earnings (loss)                                     $  (1.07)      $   (.43)
                                                        ========       ========

Dividends per share:
  Preferred                                                            $    .45


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                               (Unaudited)
                                                          Quarter Ended March 31
                                                          ----------------------
                                                            2001         2000
                                                            ----         ----

Cash flow from operating activities:
  Net income (loss)                                       $ (4,039)    $ (1,846)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Loss from discontinued operations                                      50
       Depreciation and amortization                         1,802        1,767
       Equity in loss of affiliates                                         210
       Prepaid pension cost                                    151           35
       Deferred tax benefit                                                (109)
       Loss on sale of fixed assets                          1,170           11
       Gain from pension plan reversion                                  (3,132)

  Changes in operating assets and liabilities
    excluding effect of discontinued operation:
      Accounts receivable                                    1,549       (4,982)
      Inventories                                                7          (87)
      Cost and estimated earnings in excess of
        billings on uncompleted contracts                    3,009         (738)
      Billings in excess of costs and estimated earnings
        on uncompleted contracts                            (2,868)       4,848
      Other assets                                             285          (40)
      Accounts payable                                      (5,381)      (2,064)
      Accrued liabilities                                    2,095        1,343
                                                          --------     --------
  Net cash provided by (used in) operating activities       (2,220)      (4,734)
                                                          --------     --------
Cash flows from investing activities:
  Capital expenditures                                        (169)      (1,794)
  Proceeds from sale of division                                          8,334
  Proceeds from pension plan reversion                                   14,086
  Other, net                                                  (102)         368
                                                          --------     --------
  Net cash provided by (used in) investing activities         (271)     20, 994
                                                          --------     --------

Cash flows from financing activities:
  Dividends paid                                                             (7)
  Issuance of stock                                              3           12
  Decrease in restricted cash                                  420
  Proceeds from long-term borrowings                         9,770       11,812
  Repayments of long-term borrowings                        (7,620)     (28,000)
                                                          --------     --------
  Net cash provided by (used in) financing activities        2,573      (16,183)
                                                          --------     --------

Effect of exchange rates on cash                              (132)          21
                                                          --------     --------
Net cash provided by (used in) continuing operations           (50)          98
Net cash provided by (used in) discontinued operations          (4)        (533)
Cash, beginning of period                                      935          559
                                                          --------     --------
Cash,  end of period                                      $    881     $    124
                                                          ========     ========


               The accompanying notes are an integral part of the
                        consolidated financial statements

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      QUARTER ENDED MARCH 31, 2001 AND 2000
                     (in thousands except per share amounts)



1. FINANCIAL STATEMENTS
   --------------------

   The accompanying condensed consolidated financial statements have been prepared by Genesis Worldwide Inc. (Genesis or the Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the Company's 2000 Annual Report to Shareholders, Form 10-K for the year ended December 31, 2000.

   Certain prior year amounts have been reclassified to conform to the 2001 presentation.


2. FAS 133
   -------

   The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 13"), "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative-effect-type adjustment of $(629) in accumulated other comprehensive income to recognize at fair value its interest rape swap contract derivative (the "instrument") that is designated as a cash-flow hedging instrument. As the instrument was previously not recorded in the consolidated financial statements, there were no previously deferred amounts.

   All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), (3) a foreign-currency fair-value or cash-flow hedge ("foreign currency" hedge), (4) a hedge of a net investment in a foreign operation, or
   (5) "held for trading" ("trading" instruments). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies, as a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Changes in the fair value of derivative trading instruments are reported in current-period earnings.

   The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that is has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      QUARTER ENDED MARCH 31, 2001 AND 2000
                     (in thousands except per share amounts)


3. EARNINGS PER SHARE
   ------------------

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


4. INVENTORIES
   -----------

   The Company's inventories consist of the following balances:

                                               March 31       December 31
                                                 2001            2000
                                                 ----            ----

   Finished goods                               $   652        $   766
   Work-in process                                4,502          4,784
   Raw materials                                  5,645          5,256
                                                -------        -------
   Total first-in, first-out cost               $10,799        $10,806
                                                =======        =======


5. LONG-TERM DEBT
   --------------

   On May 1, 2001, ING (U.S.) Capital LLC ("ING"), agreed to extend the forbearance from accelerating payment of the loan balance ($74.6 million at March 31, 2001) through June 30, 2001.


6. LOSS ON DISPOSAL OF PROPERTY
   ----------------------------

   In April 2001, the Company entered into a contract to sell two properties not used in current operations for $1,000. The properties had a net book value of $2,045 at March 31, 2001. The Company estimated expenses incidental to the sale of $125 and recorded a loss on disposal of $1,170 at March 31, 2001 since the sale indicates an impairment at that date. The proceeds from the sale will be required to be paid directly to the Company's primary lender under a credit agreement.


7. INCOME TAXES
   ------------

   There has been no tax provision (benefit) provided in the first quarter of 2001 since a full valuation reserve has been recorded against the Company's net deferred tax assets. The Company will continue to assess the recoverability of the deferred tax assets and the need for a valuation allowance and its ability to generate future earnings.

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                      QUARTER ENDED MARCH 31, 2001 AND 2000


ITEM 2

RESULTS OF OPERATIONS
---------------------

For the quarter ended March 31, 2001 the Company reported a net loss from continuing operations of $4.0 million ($1.07 per share) compared to a net loss from continuing operations of $1.8 million ($.42 per share) for the same period in 2000. During the first quarter of 2001, the Company recorded a loss on disposal of property of $1.1 million. The results for 2001 also include $261 thousand of employee severance and related costs as a result of the Company reducing its workforce in response to the slowing economy. During the first quarter of 2000, the Company recorded a net gain of $315 thousand related to the termination of certain of its pension plans.

Sales were $28.2 million in the first quarter of 2001 compared to $33.4 million for the same period of 2000. The Company's business experienced a decline in sales of $5.2 million in the first quarter of 2001 compared to the same period of 2000 due to a prolonged slowdown in orders for the Company's capital equipment, which began in mid-1999. Rising interest rates through the third quarter of 2000 and the downturn in general economic conditions have effected the market for the Company's products and has also negatively impacted the Company's customers in the steel coil processing industry.

Cost of sales as a percentage of sales was 81.3% in the first quarter of 2001 compared to 78.1% for the same period of 2000. The Company had an operating loss of $682 thousand in the first quarter of 2001 compared to operating earnings of $195 thousand for the same period in 2000. The lower sales volume has negatively impacted gross margin, due to the fixed cost component of costs of sales. The operating loss in the first quarter of 2001 is significantly lower than operating losses in the third and fourth quarters of 2000, as the Company has successfully reduced its cost structure to more closely match its present business volume.

Selling, general and administrative expense decreased by $1.1 million to $5.2 million in the first quarter of 2001 compared to $6.3 million in the first quarter of 2000. The first quarter of 2001 results have benefited from the Company's cost reduction and operation improvement programs, which is evident with the lower selling, general and administrative expenses.

Interest expense was $2.3 million in the first quarter of and 2001 and 2000 as higher average debt outstanding was offset by declining interest rates in 2001.

Orders received during the first quarter of 2001 totaled $18.3 million compared to $28.1 million for the first quarter of 2000. Backlog at March 31, 2001 was $26.8 million compared to $56.4 million at March 31, 2000 and $36.7 million at December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first quarter of 2001 the Company's operating activities required $2.2 million of cash. The Company's operating losses and decreases in accounts payable ($5.3 million) required cash during the period. Decreases in accounts receivable ($1.5 million) and increases in accrued liabilities provided cash ($2.1 million).

The Company borrowed $2.1 million under its line of credit in the first quarter of 2001. At March 31, 2001, the Company had $2.6 million available to borrow or for issuing letters of credit under its revolving credit line of $35.5 million.

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                      QUARTER ENDED MARCH 31, 2001 AND 2000

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

Because of lower than expected order volume continuing throughout the first quarter of 2001, the Company does not expect to be able to generate sufficient cash from operations to service its indebtedness (payment of interest and scheduled principal amounts). Under forbearance agreements the Company has received from its lender beginning on November 20, 2000, which currently extend through June 30, 2001, principal and interest payments to its primary lender have been suspended. The Company has had ongoing discussions with its lender to consider various alternatives to address the Company's capital structure, with a goal to reduce the Company's financing costs and provide adequate capital for the Company to continue its operations. The Company has engaged a financial advisor, McDonald Investments ("McDonald"), to assist it in reviewing its capital structure and advising it in discussions with its lender concerning these issues.

The Company has proposed a debt-restructuring plan to its lender consisting of exchanging a portion of indebtedness (which totals $74.6 million at March 31, 2001) for equity in the Company. The Company has had ongoing discussions with its lender and McDonald concerning this issue. In addition, the Company and McDonald are pursuing other potential sources of capital, which may or may not be available. Ultimately, the Company and McDonald are focusing on creating a capital structure for the Company, which more closely matches its present operating cash flows. This would entail reducing indebtedness and increasing the equity component of capital. If the Company is not able to reach a satisfactory agreement with its lender, it may have to consider other steps to sustain its operations, including reorganization, sale of all or parts of its business or shutting down certain of its business locations. There is no assurance that any of these actions will ultimately provide adequate cash flow to service the Company's existing level of indebtedness without impairing its ongoing viability.

Beginning September 30, 2000, the Company has been in violation of certain of its bank loan covenants. As a result, $64.9 million of long-term senior debt is classified as a current liability, as the current forbearance does not extend a full year. An additional $12.6 million of long-term subordinated debt is classified as currently payable since a default on the senior debt would allow the subordinated debt holder to accelerate maturity. During the forbearance period, the lender has agreed to refrain from calling the loan in default as a result of the Company's failure to comply with financial covenants contained in the credit agreement. The lender also agreed to continue the Company's line of credit at $35.5 million and to defer payment of interest from the Company during the forbearance period.

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                      QUARTER ENDED MARCH 31, 2001 AND 2000


INTEREST RATE RISK
------------------

At March 31, 2001, the Company was paying a variable rate of interest on $74.1 million of it senior debt and a 12% fixed rate of interest on its $12.5 million subordinated debt. The Company has the option of paying interest on the senior debt at either LIBOR or prime rate.

The Company has an interest rate swap contract for a portion of its senior debt. The notional amount under the contract declines from an initial amount of $24.4 million to $14.5 million at the maturity of the contract on June 30, 2003. The receive rate under the contract is 90 day LIBOR (4.90% for the period April 1, 2001 through June 30, 2001) and the pay rate is 7.16%. The effect of this swap was to increase interest expense in the first quarter of 2001 by $41, as the 90-day LIBOR was below the fixed pay rate. This transaction will have the near term impact of increasing the Company's borrowing costs by $125 thousand during the quarter ended June 30, 2001.

On January 1, 2001, the Company adopted statement of Financing Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." In accordance with SFAS 133, the Company recorded a cumulative effect-type adjustment of $629 in accumulated other comprehensive income to recognize the fair value of the swap.


FORWARD LOOKING STATEMENTS
--------------------------

In addition to historical information, this document contains various forward-looking statements, which are subject to risks and uncertainties that could cause actual results to differ materially from these statements. These risks include, but are not limited to, changes in economic conditions, interest rates, price and product offering competition from domestic and foreign entities, customer purchasing patterns, labor costs, product liability issues and other legal claims, and governmental regulatory issues. Words identifying forward-looking statements include "plan", "believe", "expect", "anticipate", "project", "intend", "estimate" and other expressions which are predictions or indications of future events or trends which do not relate to historical matters.

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

                     GENESIS WORLDWIDE INC. AND SUBSIDIARIES
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURE ABOUT MARKET RISK
                      QUARTER ENDED MARCH 31, 2001 AND 2000


ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
----------------------------------------------------------

Effective April 1, 2000, the Company entered into a three year interest rate swap contract for a portion of its bank debt. The notional amount under the contract declines from an initial amount of $24.5 million to $14.5 million at the maturity of the contract on June 30, 2003. The interest rate swap hedges against potential interest increases by having a fixed pay rate of 7.16% with a variable receive rate of 90 day LIBOR (4.88% at March 31, 2001), which is fixed two days before each quarter. In the first quarter of 2001, the Company's interest rate on this portion of its debt was 8.10%. The effect of this swap was to increase interest expense in the first quarter by $41, as the 90-day LIBOR rate was below the fixed pay rate. For the second quarter of 2001 this transaction will have the impact of increasing interest cost by $125 thousand under this swap. At March 31, 2001, a payment of $967 thousand would be required to terminate the interest rate swap contract.

PART II - OTHER INFORMATION



Items 1 -- 5 Inapplicable

Item 6 -- Exhibits and Reports on Form 8-K

          (a) Third Amended and restated Forbearance Agreement dated May 1, 2001 among Genesis Worldwide Inc. and ING (U.S.) Capital LLC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GENESIS WORLDWIDE INC.
                                    (Registrant)



DATE: MAY 8, 2001                   By  s/KARL A. FRYDRYK
      -----------                       ----------------------------------------
                                        Karl A. Frydryk
                                        Vice President & Chief Financial Officer
                                        (principal financial officer)

                THIRD AMENDED AND RESTATED FORBEARANCE AGREEMENT
                ------------------------------------------------

                  THIRD AMENDED AND RESTATED FORBEARANCE AGREEMENT, dated as of May 1, 2001 (this "FORBEARANCE AGREEMENT"), among

                  (i) GENESIS WORLDWIDE, INC. (formerly THE MONARCH MACHINE TOOL COMPANY (the "BORROWER");

                  (ii) each of the guarantors which are signatories hereto (each a "GUARANTOR", collectively, the "GUARANTORS");

                  (iii) ING (U.S.) CAPITAL LLC (in its capacity as administrative agent for the Lenders referenced below, the "ADMINISTRATIVE AGENT"); and

                  (iv) the lenders party to the Credit Agreement referenced below (the "LENDERS"),

in respect of the Credit Agreement referenced below.

                                   WITNESSETH:
                                   -----------

                  WHEREAS, the Borrower, the Lenders and the Administrative Agent have entered into that certain Credit Agreement, dated as of June 30, 1999 (as amended, supplemented or otherwise modified from time to time, the "CREDIT AGREEMENT");

                  WHEREAS, the Guarantors are party to that certain Guarantee, dated as of June 30, 1999 (as amended, supplemented or otherwise modified from time to time, the "GUARANTEE"), in favor of the Administrative Agent for the benefit of the Lenders;

                  WHEREAS, the Borrower, the Guarantors, the Lenders and the Administrative Agent were parties to the Amended and Restated Forbearance Agreement, dated as of December 22, 2000 (the "FIRST FORBEARANCE AGREEMENT");

                  WHEREAS, the Borrower, the Guarantors, the Lenders and the Administrative Agent are parties to the Second Amended and Restated Forbearance Agreement, dated as of February 28, 2001 (the "EXISTING FORBEARANCE AGREEMENT");

                  WHEREAS, (i) certain events and circumstances have occurred and are continuing that have had a Material Adverse Effect and resulted in a material adverse change from the financial condition of the Borrower as of December 31, 1998 (the "MAC"); (ii) certain Defaults and Events of Default exist under Section 10(c) of the Credit Agreement for the periods ending September 30, 2000 and December 31, 2000, respectively, based upon the failure of the Borrower to comply with each of the financial covenants contained in Section 9.1 of the Credit Agreement for the periods ending September 30, 2000 and December 31, 2000, respectively (the "COVENANT DEFAULTS") and (iii) the Borrower failed to make scheduled payments of interest and principal which were due on or after December 22, 2000 (the "PAYMENT DEFAULTS"; together with the MAC and the Covenant Defaults, the "SPECIFIED EVENTS OF DEFAULT");

                  WHEREAS, it is a condition precedent to continued funding of Revolving Credit Loans pursuant to the Credit Agreement that (i) no event or circumstance shall have occurred that has had a Material Adverse Effect, (ii) all representations and warranties made by the Borrower and the Guarantors shall be true and correct (including, without limitation, representations regarding the absence of a material adverse change) and (iii) no Default or Event Default shall exist, and such conditions precedent are not satisfied as of the date hereof;

                  WHEREAS, the Administrative Agent and the Lenders are unwilling to waive the Specified Events of Default; and

                  WHEREAS, notwithstanding the foregoing, subject to the terms and conditions hereof, the Administrative Agent and the Lenders are willing, during the period (the "FORBEARANCE PERIOD") commencing on May 1, 2001 and ending on the earlier of (i) June 30, 2001 and (ii) the date on which a Forbearance Event of Default shall occur (the "FORBEARANCE TERMINATION DATE"), to (A) continue to fund Revolving Credit Loans, subject to the terms and conditions hereof and (B) forbear in the enforcement of the remedies set forth in the Loan Documents (as defined in the Credit Agreement) including the Guarantee as set forth herein and (C) defer payments of principal and interest scheduled during the Forbearance Period until the Forbearance Termination Date; PROVIDED, that the rights of the Administrative Agent and the Lenders shall not be otherwise waived or impaired.

                  NOW, THEREFORE, in consideration of the premises, the mutual covenants contained herein and for other valuable consideration, the receipt and adequacy of which are hereby acknowledged, the Borrower, the Guarantors, the Administrative Agent and the Lenders hereby agree that the Existing Forbearance Agreement is amended and restated in its entirety as set forth above and as follows:

                  1. DEFINITIONS. Capitalized terms used and not otherwise defined herein shall have the meanings ascribed thereto in the Credit Agreement.

                  2. ACKNOWLEDGMENTS.

                           (a) Each of the Borrower and each Guarantor acknowledges and affirms that, as of the date hereof, the Borrower is indebted to the Lenders (i) in respect of the Tranche A Term Loans and the Tranche A Term Notes in an aggregate outstanding principal amount equal to $26,800,000 plus interest thereon, (ii) in respect of the Tranche B Term Loans and the Tranche B Term Notes in an aggregate outstanding principal amount equal to $19,750,000 plus interest thereon, (iii) in respect of the Revolving Credit Loans and the Revolving Credit Notes in an aggregate outstanding principal amount equal to $28,600,000 plus interest thereon and (iv) in respect of Letters of Credit in an aggregate outstanding face amount equal to $5,317,691.07.

                           (b) Each of the Borrower and each Guarantor acknowledges and affirms that, as of the date hereof, (i) there exists no defense to the repayment by the Borrower of all amounts owing under the Credit Agreement and (ii) neither the Borrower nor any Guarantor has any claim against any Lender or the Administrative Agent in respect of any matter relating to or arising under the Loan Documents or this Forbearance Agreement and the transactions contemplated thereby or hereby.

                           (c) Each of the Borrower and each Guarantor acknowledges and reaffirms the effectiveness and continuing validity of the Credit Agreement, the Guarantee and each other Loan Document to which it is a party.

                           (d) Each of the Borrower and each Guarantor acknowledges that as of the date hereof, the conditions precedent to the borrowing of Revolving Credit Loans set forth in Section 7.2 of the Credit Agreement are not satisfied and, but for the effectiveness of this Forbearance Agreement, the Borrower is not presently entitled to borrow additional Revolving Credit Loans under the Credit Agreement.

                           (e) Each of the Borrower and each Guarantor acknowledges and affirms that the Specified Events of Default have occurred and that, pursuant to Section 10 of the Credit Agreement, but for the effectiveness of this Forbearance Agreement, the Administrative Agent is entitled, with the consent of the Required Lenders, to terminate the Commitments and to declare the outstanding indebtedness and the other amounts owing under the Credit Agreement to be due and payable and to exercise all remedies available under the Loan Documents and at law.

                           (f) Each Guarantor acknowledges and consents to this Forbearance Agreement and to the terms hereof, this Forbearance Agreement and the terms hereof to be without prejudice to such Guarantor's liability pursuant to the Guarantee and the other Loan Documents to which it is a party.

                           (g) Each of the Borrower and each Guarantor acknowledges and affirms that it has been advised by its legal counsel in connection with the negotiation and execution and delivery of this Forbearance Agreement.

                  3. FORBEARANCE AND PAYMENT DEFERRAL.

                           (a) Subject to the terms and conditions set forth herein, none of the Administrative Agent nor any Lender shall exercise any of the remedies set forth in the Credit Agreement or in any of the other Loan Documents in respect of the Specified Events of Default during the Forbearance Period.

                           (b) Subject to the terms and conditions set forth herein and after giving effect to Section 5(a) hereof, the Administrative Agent and the Lenders may, in their sole discretion, continue to fund Revolving Credit Loans from time to time during the Forbearance Period in accordance with the terms of the Credit Agreement, notwithstanding the fact that certain conditions precedent have not been satisfied relating solely to the existence of the Specified Events of Default and the occurrence of events or circumstances which have had a Material Adverse Effect which have been disclosed to the Administrative Agent on or prior to the date hereof; PROVIDED, that no such funding shall be deemed to be a waiver of the Specified Events of Default.

                           (c) Subject to the terms and conditions set forth herein, the Administrative Agent and the Lenders agree that any payments of principal or interest which are scheduled to become due and payable during the Forbearance Period shall be deferred until the Forbearance Termination Date; PROVIDED, that the provisions of Section 5.1(c) shall apply without regard to any forbearance or deferral of payments contemplated by this Forbearance Agreement.

                  4. TERMINATION. This Forbearance Agreement shall terminate on the Forbearance Termination Date, unless earlier terminated upon the occurrence of a Forbearance Event of Default (as hereinafter defined).

                  5. AMENDMENTS AND COVENANTS.

                           (a) The Temporary Increase Commitment Period shall be extended to terminate on the Forbearance Termination Date. The maximum amount of Revolving Credit Commitments shall be increased to $35,500,000 from $30,000,000 with the entire amount of such increase constituting Temporary Increase Loans. The Borrower acknowledges that the aggregate Revolving Credit Commitments shall automatically be reduced to $30,000,000 on the Forbearance Termination Date.

                           (b) No later than Wednesday of each week, the Borrower shall deliver to the Administrative Agent an updated 4-week cash flow forecast, in form and substance satisfactory to the Administrative Agent, which describes the Borrower's projected cash flow, liquidity position and borrowing availability under the Revolving Credit Commitments for such period, which provides a detailed accounting of accounts receivable and accounts payable aging at such time and which contains a comparison of actual results for the immediately preceding calendar week to each of the earlier cash flow forecasts for such week and describes changes in the current forecast for each week from previously delivered forecasts for the same week.

                           (c) The Borrower shall cooperate with the Administrative Agent and any independent consultant that is hired by the Administrative Agent or its counsel to evaluate the Borrower's business and financial condition.

                           (d) The Borrower shall cooperate with the Administrative Agent in appointing a "turnaround manager or consultant", such manager or consultant to be appointed by the Board of Directors of the Borrower and granted such powers and authority as the Board of Directors of the Borrower shall designate, in each case after consultation with and approval by the Administrative Agent.

                           (e) The Borrower shall cooperate with the Administrative Agent in exploring potential strategic alternatives in respect of the Borrower's business. The Borrower and Administrative Agent shall discuss, in good faith, all reasonable alternatives to an expeditious, long-term solution to the permanent restructuring of the Company's capital structure on terms acceptable to the Lenders, including all reasonable alternatives which may result in the Lenders receiving a pay-down in the amount of its Indebtedness owing from the Borrower. To the extent a solution is acceptable to the

         Administrative Agent, the Borrower shall promptly refer the matter to its Board of Directors for their final approval and expeditious implementation.

                           (f) The Borrower shall promptly pay all outstanding invoices or additional invoices delivered to the Borrower from time to time for reasonable expenses incurred by the Administrative Agent (including, without limitation, attorneys' fees and expenses).

                  6. REPRESENTATIONS AND WARRANTIES. In order to induce the Administrative Agent and the Lenders to enter into this Forbearance Agreement, the Borrower and each Guarantor hereby represents and warrants to the Administrative Agent and to each Lender that:

                           (a) SALEM INTERNATIONAL SERVICES, INC., a Guarantor, and WLT CORPORATION, a Guarantor, have both been dissolved or otherwise cease to have corporate existence.

                           (b) Other than Section 6.2 of the Credit Agreement and as otherwise set forth in Section 6(c) hereof, each of the representations and warranties made by the Borrower and each of the Guarantors in each Loan Document to which it is a party is true and correct in all material respects as of the date hereof.

                           (c) Other than the Specified Events of Default, no Default or Event of Default has occurred and is continuing as of the date hereof.

                  7. CONDITIONS PRECEDENT TO EFFECTIVENESS OF FORBEARANCE AGREEMENT. This Forbearance Agreement shall not become effective unless and until:

                           (a) the Administrative Agent has received this Forbearance Agreement, executed and delivered by a duly authorized officer of the Borrower, each Guarantor, the Lenders and the Administrative Agent;

                           (b) the Administrative Agent has received, in form and substance satisfactory to the Administrative Agent, evidence that SALEM INTERNATIONAL SERVICES, INC. and WLT CORPORATION, respectively, have both been dissolved or otherwise cease to have corporate existence; and

                           (c) the Administrative Agent has received such other documents and information as the Administrative Agent may reasonably require, which documents and information shall be satisfactory to the Administrative Agent in its sole discretion.

                  8. FORBEARANCE EVENTS OF DEFAULT. The Forbearance Period shall immediately terminate and the forbearance set forth in Section 3 of this Forbearance Agreement shall be of no further force and effect upon the occurrence of any of the following (each, a "FORBEARANCE EVENT OF DEFAULT"):

                           (a) the occurrence of one or more Defaults or Events of Default under the Credit Agreement (other than a Specified Event of Default); or

                           (b) any representation or warranty made or deemed made by the Borrower or any Guarantor herein or which is contained in any certificate, document or financial or other statement created and/or delivered at any time under or in connection with this Forbearance Agreement or on or subsequent to the date hereof under or in connection with any other Loan Document shall prove to have been incorrect in any material respect on or as of the date made or deemed made; or

                           (c) the Borrower or any Subsidiary shall default in the observance or performance of any agreement contained herein.

                  9. ABSENCE OF WAIVER. The parties hereto agree that the agreements set forth herein shall not be deemed to:

                           (a) be a consent to cure, or waiver of, any Default or Event of Default;

                           (b) except as expressly set forth herein, modify or limit any other term or condition of the Credit Agreement or any other Loan Document;

                           (c) impose upon any Lender or the Administrative Agent any commitment or obligation, express or implied, to consent to any amendment or further modification of the Credit Agreement or other Loan Documents;

                           (d) impose upon any Lender or the Administrative Agent any commitment or obligation, express or implied, to grant or extend any financial accommodations to the Borrower or the Guarantors (other than as expressly set forth herein) or to modify or extend this Forbearance Agreement; or

                           (e) prejudice any right or remedy that the Administrative Agent or the Lenders may now have or may in the future have under the Credit Agreement or under or in connection with the other Loan Documents or any instrument or agreement referred to therein including, without limitation, any right or remedy resulting from any Default or Event of Default.

                  10. RELEASE OF CLAIMS AND WAIVER. Each of the Borrower and each Guarantor hereby releases, remises, acquits and forever discharges each Lender and the Administrative Agent and each of their employees, agents, representative, consultants, attorneys, officers, directors, partners, fiduciaries, predecessors, successors and assigns, subsidiary corporations, parent corporations and related corporate divisions (collectively, the "RELEASED PARTIES"), from any and all actions, causes of action, judgments, executions, suits, debts, claims, demands, liabilities, obligations, damages and expenses of any and every character, known or unknown, direct or indirect, at law or in equity, of whatever nature or kind, whether heretofore or hereafter arising, for or because of any matter or things done, omitted or suffered to be done by any of the Released Parties prior to and including the date of execution hereof, and in any way directly or indirectly arising out of any or in any way connected to this Agreement or the Loan Documents (collectively, the "RELEASED MATTERS"). Each of the Borrower and each Guarantor hereby acknowledges that the agreements in this Section 10 are intended to be in full satisfaction of all or any alleged injuries or damages arising in connection with the Released Matters. Each of the Borrower and each Guarantor hereby represents and warrants to the Administrative Agent and each Lender that it has not purported to transfer, assign or otherwise convey any right, title or interest of the Borrower or any Guarantor in any Released Matter to any other Person and that the foregoing constitutes a full and complete release of all Released Matters.

                  11. MISCELLANEOUS.

                           (a) Section headings used in this Forbearance Agreement are for convenience of reference only and shall not affect the construction of this Forbearance Agreement.

                           (b) This Forbearance Agreement may be executed by one or more of the parties hereto by facsimile or in any number of separate counterparts and all of said counterparts taken together shall be deemed to constitute one and the same instrument.

                           (c) This Forbearance Agreement and the rights and obligations of the parties under this Forbearance Agreement shall be governed by, and construed and interpreted in accordance with, the law of the State of New York.

                           (d) This Forbearance Agreement shall be deemed a "Loan Document" for purposes of the Credit Agreement and the other Loan Documents.

                           (e) This Forbearance Agreement constitutes the entire agreement among the parties with respect to the subject matter hereof and supersedes all prior and contemporaneous oral or written agreements with respect to the subject matter hereof.

                           (f) Time is of the essence in this Forbearance Agreement.

                           (g) No amendment or modification of this Forbearance Agreement shall be effective unless made in writing and signed by all parties. Each of the Borrower and each of the Guarantors acknowledges and agrees that any and all future discussions with any Lender or the Administrative Agent shall be without prejudice to any Lender or the Administrative Agent and shall not be deemed to modify, waive, or amend any term or provision of this Forbearance Agreement or the Loan Documents.

                            (SIGNATURE PAGES FOLLOW)

                  IN WITNESS WHEREOF, the parties hereto have caused this Forbearance Agreement to be duly executed and delivered as of the day and year first above written.

                                    GENESIS WORLDWIDE, INC. (formerly THE
                                    MONARCH MACHINE TOOL COMPANY),
                                    as Borrower

                                    By: s/Karl Frydryk
                                        --------------

                                    Name: Karl Frydryk
                                    Title: VP & CFO

                                    ING (U.S.) CAPITAL LLC,
                                    as Administrative Agent and as a Lender

                                    By: s/Robert L. Fellows
                                        -------------------

                                    Name: Robert L. Fellows
                                    Title:  Director