Form 10-Q
period 2001-06-30
GENESIS WORLDWIDE INC
filed 2001-08-14
CIK 67532

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001

or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 1 — 1997

GENESIS WORLDWIDE INC.

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-4307810 (I.R.S. Employer Identification No.)

2600 Kettering Tower, Dayton, Ohio 45423

______________________________________________________
(Address of principal executive offices, zip code)

(937) 910-9300

______________________________________________________
(Registrant’s telephone number including area code)

N.A.

______________________________________________________
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
Yes   X            No

The number of common shares outstanding as of July 30, 2001 was 3,785,696.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

		PAGE
		NUMBER

PART 1.	FINANCIAL INFORMATION:
	ITEM 1. - Condensed Consolidated Financial Statements:
	Balance Sheets - June 30, 2001 (Unaudited) and
	December 31, 2000	2
	Statements of Operations and Comprehensive Income (Loss)
	(Unaudited) - Two Quarters and Quarter Ended
	June 30, 2001 and 2000	3
	Statements of Cash Flow (Unaudited) - Two Quarters Ended
	June 30, 2001 and 2000	4
	Notes to Condensed Consolidated Financial Statements	5-6
	ITEM 2. - Management’s Discussion and Analysis
	of Financial Condition and Results of
	Operations	7-9
	ITEM 3. - Quantitative and Qualitative Disclosure
	About Market Risk	10
PART II	OTHER INFORMATION:
	ITEM 1-3. Inapplicable	11
	ITEM 4. Submission of Matters to a vote of Security Holders	11
	ITEM 5-6. Inapplicable	11

PART 1 — FINANCIAL INFORMATION

ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GENESIS WORLDWIDE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30	December 31
	2001	2000

	(Unaudited)

Current assets:

Cash	$708	$935

Restricted cash		420

Accounts receivable	11,499	18,359

Costs and estimated earnings in excess of billings on uncompleted contracts	3,575	10,424

Inventories	10,432	10,806

Prepaid and other expenses	1,567	2,157

Current assets	27,781	43,101

Property, plant & equipment — net	26,749	28,272

Prepaid pension costs	6,310	6,895

Goodwill and other intangible assets	57,444	59,211

Restricted investment	3,730	3,906

Other assets	752	2,803

	$122,766	$144,188

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$11,100	$7,450

Accounts payable	7,744	21,339

Accrued liabilities	11,829	11,548

Accrued interest	5,200	1,317

Billings in excess of costs and estimated earnings on uncompleted contracts	2,586	7,669

Long-term senior debt, currently payable	65,097	64,601

Long-term subordinated debt, currently payable	12,575	12,275

Current liabilities	116,131	126,199

Pension and postretirement benefits	4,910	4,389

Other long-term liabilities	958	972

Total liabilities	121,999	131,560

Shareholders’ equity:

Preferred stock	14	14

Common stock and additional paid in capital	9,798	9,798

Unearned compensation, restricted stock		(4)

Retained earnings (deficit)	(7,807)	3,227

Accumulated other comprehensive income (loss)	(1,238)	(407)

	767	12,628

	$122,766	$144,188

The accompanying notes are an integral part of the condensed consolidated financial statements.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share amounts)
(Unaudited)

	Two Quarters			Quarter
	Ended June 30			Ended June 30

	2001		2000	2001		2000

Net sales		$50,309	$66,616		$22,089	$33,233

Operating costs and expenses:

Cost of sales		41,286	53,132		18,330	27,075

Selling, general and administrative		9,986	12,002		4,832	5,703

Impairment of net assets of foreign subsidiaries		2,705			2,705

Amortization of goodwill and other intangible assets		1,584	1,665		792	833

Operating income (loss)		(5,252)	(183)		(4,570)	(378)

Other income (expense):

Interest expense		(4,519)	(4,415)		(2,248)	(2,114)

Interest income		49	130		17	97

Loss on disposal of property		(1,170)

Other (expense) income		(142)	(273)		(194)	(441)

Income (loss) before income taxes		(11,034)	(4,741)		(6,995)	(2,836)

Income tax (provision) benefit			(124)			(215)

Income (loss) from continuing operations		(11,034)	(4,865)		(6,995)	(3,051)

Income (loss) from operations of discontinued segments, net of income tax provision of $324 in 2000			(576)			(544)

Net income (loss)		(11,034)	(5,441)		(6,995)	(3,595)
Other comprehensive income (loss),

Foreign currency translation adjustments		62	(237)		201	(231)

Interest rate hedge		(263)			75

Cumulative effect of change in accounting principle		(629)

Comprehensive income (loss)		(11,864)	$(5,678)		$(6,719)	$(3,826)

Average common shares outstanding:

Basic		3,786	4,284		3,786	4,286

Diluted		3,786	4,284		3,786	4,286

Earnings(loss) per common share, basic and diluted:

Continuing operations		$(2.91)	$(1.14)		$(1.85)	$(.71)

Discontinued operations			(.13)			(.13)

Net earnings (loss)		$(2.91)	$(1.27)		$(1.85)	$(.84)

Dividends per share:

Preferred	$		$.90	$		$.45

The accompanying notes are an integral part of the condensed consolidated financial statements.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Two Quarters
	Ended June 30

	2001	2000

Cash flow from operating activities:

Net income (loss)	$(11,034)	$(5,441)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Loss from discontinued operations		900

Depreciation and amortization	3,587	3,546

Equity in loss of affiliates		707

Prepaid pension cost	286	70

Deferred tax benefit		(200)

Stock compensation expense	4	19

Loss on sale of fixed assets	1,193	3

Gain from pension plan reversion		(3,132)

Loss on impairment of net assets of foreign subsidiaries	2,705

Changes in operating assets and liabilities excluding effect of discontinued operations:

Accounts receivable	8,014	(1,681)

Inventories	341	(958)

Cost and estimated earnings in excess of billings on uncompleted contracts	9,083	(1,300)

Billings in excess of costs and estimated earnings on uncompleted contracts	(5,075)	5,810

Other assets	194	(52)

Accounts payable	(15,355)	(2,499)

Accrued liabilities	981	(4,609)

Net cash provided by (used in) operating activities	(5,076)	(8,817)

Cash flows from investing activities:

Capital expenditures	(385)	(2,507)

Proceeds from sale of division		8,334

Proceeds from pension plan reversion		14,086

Proceeds from sale of fixed assets		30

Other, net	687	1,812

Net cash provided by (used in) investing activities	302	21,755

Cash flows from financing activities:

Dividends paid		(13)

Proceeds from long-term borrowings	17,289	25,524

Repayments of long-term borrowings	(13,120)	(38,050)

Net cash provided by (used in) financing activities	4,169	(12,539)

Effect of exchange rates on cash	(98)	(80)

Net cash provided by (used in) continuing operations	(703)	319

Net cash provided by (used in) discontinued operations	56	(773)

Cash, beginning of period	1,355	559

Cash, end of period	$708	$105

The accompanying notes are an integral part of the condensed consolidated financial statements

GENESIS WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TWO QUARTERS ENDED JUNE 30, 2001 AND 2000
(in thousands except per share amounts)

1.     FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Genesis Worldwide Inc. (Genesis or the Company) without audit pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated results of operations, financial position, and cash flows for each period presented. The consolidated results for interim periods are not necessarily indicative of results to be expected for the full year. These financial statements should be read in conjunction with the Company’s 2000 Annual Report to Shareholders, Form 10-K for the year ended December 31, 2000.

Certain prior year amounts have been reclassified to conform to the 2001 presentation.

2.     NEW PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).

SFAS 141, which supersedes APB Opinion No. 16, “Business Combinations” and Statement of Financial Accounting Standards No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”, requires that all business combinations entered into after the effective date of July 1, 2001 be accounted for by the purchase method, defines criteria for recognition of intangible assets apart from goodwill, and further defines disclosure requirements for business combinations. The Company does not expect this standard to have any impact on the Company’s consolidated financial position, results of operations and cash flows.

SFAS 142, which supersedes APB Opinion No. 17, “Intangible Assets”, defines new accounting treatment for goodwill and other intangible assets. This standard eliminates the amortization of goodwill and other intangible assets that have indefinite lives, establishes a requirement that goodwill and intangible assets with indefinite lives be tested annually for impairment, provides specific guidance on such testing, and requires disclosures of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, consistent with the requirements of the standard, goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the new provisions. The adoption of SFAS 142 will result in the reclassification of the assembled workforce recognized as an intangible asset to goodwill (unamortized balance of $1,760 at June 30, 2001). In addition, in the first fiscal year of adoption (beginning January 1, 2002), the Company expects to recognize noncash expense savings of approximately $1,705 resulting from the elimination of the amortization of goodwill. An impairment analysis will be conducted during the first quarter of 2002, under the SFAS 142 transitional impairment test. Any necessary adjustment to goodwill resulting from the assessment in accordance with SFAS 142 will be reported as a change in accounting principle. However, the matters discussed in Note 2 of the Company’s 2000 Annual Report to Shareholders, Form 10-K for the year ended December 31, 2000 could result in an event or events that could impact the recoverability of the unamortized balance of goodwill and result in adjustments to goodwill prior to the adoption of SFAS 142.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TWO QUARTERS ENDED JUNE 30, 2001 AND 2000
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

4.     INVENTORIES

      The Company’s inventories consist of the following balances:

	June 30	December 31
	2001	2000

Finished goods	$1,007	$766

Work-in process	4,320	4,784

Raw materials	5,105	5,256

Total first-in, first-out cost	$10,432	$10,806

5.     LONG-TERM DEBT

ING (U.S.) Capital LLC (“ING”), has extended the forbearance from accelerating payment of the loan balance ($76.2 million at June 30, 2001) through August 31, 2001 and increased the revolving credit facility (“the Revolver”) to $37,250. Also, after August 2, 2001 the expiration of any letters of credit issued by ING will reduce the amount available to the Company under the Revolver. As of August 2, 2001, the Company had letters of credit in the amount of $5,223 outstanding under the Revolver.

6.     LOSS ON DISPOSAL OF PROPERTY

In April 2001, the Company entered into a contract to sell two properties not used in current operations for $1,000. The properties had a net book value of $2,045 at March 31, 2001. The Company estimated expenses incidental to the sale of $125 and recorded a loss on disposal of $1,170 at March 31, 2001 since the sale indicated impairment at that date.

7.     IMPAIRMENT OF FOREIGN SUBSIDIARY

During the quarter ended June 30, 2001, the Company made the decision to sell and/or close the Company’s foreign subsidiaries located in the United Kingdom. As a result, the net assets of the subsidiaries have been written down to their net realizable value at June 30, 2001. This resulted in a pre-tax loss of $2,705 recorded at June 30, 2001 which includes an estimated curtailment loss of approximately $850 related to the defined benefit pension plan maintained for the employees of one of the subsidiaries.

8.     INCOME TAXES

There has been no tax provision (benefit) provided in the first two quarters of 2001 since a full valuation reserve has been recorded against the Company’s net deferred tax assets. The Company will continue to assess the recoverability of the deferred tax assets and the need for a valuation allowance and its ability to generate future earnings.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
TWO QUARTERS ENDED JUNE 30, 2001 AND 2000

ITEM 2

RESULTS OF OPERATIONS

      For the two quarters and quarter ended June 30, 2001 the Company reported a net loss from continuing operations of $11.0 million and $7.0 million, respectively, compared to a net loss from continuing operations of $4.9 million and $3.0 million for the same periods in 2000. In the second quarter of 2001, the Company recorded an impairment of $2.7 million relating to liquidation of its investment in certain foreign subsidiaries. In the first quarter of 2001, the Company recorded a loss on disposal of property of $1.2 million relating to certain assets held for sale. During the first quarter of 2000 the Company recorded a net gain of $315 thousand related to the termination of certain of its pension plans.

      Sales decreased to $50.3 million and $22.1 million in the two quarters and second quarter of 2001, compared to $66.6 million and $33.2 million for the same periods of 2000, as the Company has seen a prolonged slowdown in orders for its capital equipment. Rising interest rates in the third quarter of 2000 negatively impacted sales volume and the Company’s backlog was at historically low levels entering 2001. The downturn in general economic conditions has affected the market for the Company’s products and has also negatively impacted the Company’s customers in the steel coil processing industry.

      Cost of goods sold as a percentage of sales was 82.1% and 83.0% in the two quarters and second quarter of 2001 compared to 79.8% and 81.5% in the respective 2000 periods. The lower sales volume in the 2001 periods has negatively impacted gross margin due to the fixed cost component of cost of sales. An operating loss of $5.3 million and $4.6 million was incurred in the two quarters and second quarter of 2001 compared to an operating loss of $183 thousand and $378 thousand for the same periods in 2000. The 2001 periods were affected by an impairment loss of $2.7 million recorded in the second quarter relating to the Company’s decision to close certain foreign subsidiaries. Selling, general and administrative expense decreased by $2.0 million and $871 thousand in the two quarters and second quarter of 2001 as the Company has reduced administrative expense to more closely match the lower business volume.

      Orders received during the first two quarters of 2001 totaled $34.3 million compared to $56.7 million for the same period of 2000. Backlog at June 30, 2001 was $21.2 million compared to $52.5 million at June 30, 2000 and $36.7 million at December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

      During the first two quarters of 2001 the Company’s operating activities required $5.1 million of cash. The Company’s operating losses and decreases in accounts payable ($15.3 million) required cash during the period. A focus on collection efforts resulted in positive cash flows from accounts receivable of $8.0 million.

      The Company borrowed $4.0 million under its line of credit in the first two quarters of 2001. At June 30, 2001, the Company had $159 thousand available to borrow or for issuing letters of credit under its revolving credit line of $35.5 million. Subsequent to June 30, 2001, the lender increased the revolving credit line by $1.75 million to $37.25 million.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
TWO QUARTERS ENDED JUNE 30, 2001 AND 2000

      Operating losses were incurred in 2001 primarily as a result of the low volume and inconsistency of orders the Company has received since mid-1999. To improve its cash flow, the Company has instituted a number of initiatives to lower its operating costs, including reducing its employment from 682 at January 1, 2001 to 477 at July 31, 2001. The Company is also aggressively pursuing new business, is focused on closing out existing contracts to collect amounts owed from its customers, and has minimized its capital expenditures to improve its cash flow. In order to reduce demands on its limited liquidity resources, the Company closed its business operation in the United Kingdom and filed a plan of liquidation for that business in July 2001. Proceeds from the sale of the liquidation of the Company’s UK assets are being used to satisfy the claims of creditors of the UK operations.

      Because of low order volume continuing through the first half of 2001, the Company had to borrow under its line of credit to support its operating activities. The Company’s line of credit is $37.25 million, subject to reduction for expiring letters of credit. While the Company’s lender has increased the line of credit at various times in 2001 and has agreed to forbear from accelerating payment of the indebtedness since late 2000, the Company cannot project if the lender will continue to loan the Company additional funds, if required, or to continue forbearance after August 31, 2000. If the Company is not able to obtain new business at a level in excess of the amount of orders received in the first half of 2001, it will likely require additional funding from its lender to sustain operations.

      Beginning September 30, 2000, the Company has been in violation of certain of its bank loan covenants. As a result, $65.1 million of long-term senior debt is classified as a current liability, as the current forbearance does not extend a full year. An additional $12.6 million of long-term subordinated debt is classified as currently payable since a default on the senior debt would allow the subordinated debt holder to accelerate maturity. Under forbearance agreements the Company has received from its lender beginning on November 20, 2000, which currently extend through August 31, 2001, principal and interest payments to its primary lender have been suspended. During the forbearance period, the lender has agreed to refrain from calling the loan in default as a result of the Company’s failure to comply with financial covenants contained in the credit agreement.

      The Company engaged McDonald Investments as its financial advisor in the third quarter of 2000 to assist the Company in reviewing its capital structure and advising the Company in its discussion with its lender concerning the Company’s financial resources and capitalization. Since that time, there have been ongoing discussions with the lender concerning the debt structuring and, alternatively, a reorganization of the Company or the sale of all or some of the Company’s businesses. Throughout this period, the lender has continued to support the Company’s operations, as indicated above, by extending the forbearance period, providing additional credit, and deferring principal and interest payments on its debt. With the support of its lender, the Company has been able to carry on its ongoing business operations despite an extremely difficult business environment. The Company’s management, with the cooperation of its lender, continues to seek to identify and implement a reorganization plan that will allow the Company to sustain its operations. There can be no assurance, however, as to the continued support of the Company’s lender or the nature or form that any reorganization plan of the Company might take or the outcome of any reorganization plan, even if implemented.

GENESIS WORLDWIDE INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
TWO QUARTERS ENDED JUNE 30, 2001 AND 2000

INTEREST RATE RISK

      At June 30, 2001, the Company was paying a variable rate of interest on $76.1 million of its senior debt and a 12% fixed rate of interest on its $12.6 million subordinated debt. The Company has the option of paying interest on the senior debt at either LIBOR or prime rate.

      The Company has an interest rate swap contract for a portion of its senior debt. The notional amount under the contract declines from an initial amount of $24.4 million to $14.5 million at the maturity of the contract on June 30, 2003. The receive rate under the contract is 90 day LIBOR (3.71% for the period July 1, 2001 through September 30, 2001) and the pay rate is 7.16%. The effect of this swap was to increase interest expense in the first two quarters of 2001 by $166 thousand, as the 90-day LIBOR was below the fixed pay rate. This transaction will have the near term impact of increasing the Company’s borrowing costs by $188 thousand during the quarter ended September 30, 2001.

      On January 1, 2001, the Company adopted statement of Financing Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” In accordance with SFAS 133, in the first quarter of 2001 the Company recorded a cumulative effect-type adjustment of $629 in accumulated other comprehensive income to recognize the fair value of the swap.

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

GENESIS WORLDWIDE INC. AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE
DISCLOSURE ABOUT MARKET RISK
TWO QUARTERS ENDED JUNE 30, 2001 AND 2000

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

      Effective April 1, 2000, the Company entered into a three year interest rate swap contract for a portion of its bank debt. The notional amount under the contract declines from an initial amount of $24.5 million to $14.5 million at the maturity of the contract on June 30, 2003. The interest rate swap hedges against potential interest increases by having a fixed pay rate of 7.16% with a variable receive rate of 90 day LIBOR (3.84% at June 30, 2001), which is fixed two days before each quarter. In the second quarter of 2001, the Company’s interest rate on this portion of its debt was 10.50%. The effect of this swap was to increase interest expense in the first two quarters by $166 thousand, as the 90-day LIBOR rate was below the fixed pay rate. For the third quarter of 2001 this transaction will have the impact of increasing interest cost by $188 thousand under this swap. At June 30, 2001, a payment of $892 thousand would be required to terminate the interest rate swap contract.

PART II — OTHER INFORMATION

Items 1- 3 Inapplicable

Item 4 — Submission of Matters to a vote of Security Holders

      (a)  The Company’s Annual Shareholders meeting was held on May 14, 2001.

      (b)  The following Directors were elected to serve a three year term:

	Votes for	Vote against	Abstain

Richard E. Clemens	3,120,333	0	285,048
Karl A. Frydryk	3,129,175	0	276,206
Leo E. Dugdale III	3,128,631	0	276,750

      The following continued as Directors:

John A. Bertrand
Gerald L. Connelly
Waldemar M. Goulet
Joseph M. Rigot

Item 5- 6 Inapplicable

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS WORLDWIDE INC. (Registrant)

DATE: August 14, 2001
	By	/s/ Karl A. Frydryk

Karl A. Frydryk Vice President & Chief Financial Officer (principal financial officer)