Form 10-Q/A
period 2001-06-30
GENESIS WORLDWIDE INC
filed 2001-08-16
CIK 67532

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

GENESIS WORLDWIDE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Two Quarters
	Ended June 30

	2001	2000

Cash flow from operating activities:

Net income (loss)	$(11,034)	$(5,441)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Loss from discontinued operations		900

Depreciation and amortization	3,587	3,546

Equity in loss of affiliates		707

Prepaid pension cost	286	70

Deferred tax benefit		(200)

Stock compensation expense	4	19

Loss on sale of fixed assets	1,193	3

Gain from pension plan reversion		(3,132)

Loss on impairment of net assets of foreign subsidiaries	2,705

Changes in operating assets and liabilities excluding effect of discontinued operations:

Accounts receivable	5,354	(1,681)

Inventories	327	(958)

Cost and estimated earnings in excess of billings on uncompleted contracts	3,754	(1,300)

Billings in excess of costs and estimated earnings on uncompleted contracts	(5,054)	5,810

Other assets	186	(52)

Accounts payable	(10,847)	(2,499)

Accrued liabilities	4,455	(4,609)

Net cash provided by (used in) operating activities	(5,084)	(8,817)

Cash flows from investing activities:

Capital expenditures	(385)	(2,507)

Proceeds from sale of division		8,334

Proceeds from pension plan reversion		14,086

Proceeds from sale of fixed assets	7	30

Other, net	688	1,812

Net cash provided by (used in) investing activities	310	21,755

Cash flows from financing activities:

Dividends paid		(13)

Proceeds from long-term borrowings	17,289	25,524

Repayments of long-term borrowings	(13,120)	(38,050)

Net cash provided by (used in) financing activities	4,169	(12,539)

Effect of exchange rates on cash	(98)	(80)

Net cash provided by (used in) continuing operations	(703)	319

Net cash provided by (used in) discontinued operations	56	(773)

Cash, beginning of period	1,355	559

Cash, end of period	$708	$105

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

LIQUIDITY AND CAPITAL RESOURCES

      During the first two quarters of 2001 the Company’s operating activities required $5.1 million of cash. The Company’s operating losses and decreases in accounts payable ($10.8 million) required cash during the period. A focus on collection efforts resulted in positive cash flows from accounts receivable of $5.4 million.

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

DATE: August 16, 2001

	By	/s/ Karl A. Frydryk

Karl A. Frydryk Vice President & Chief Financial Officer (principal financial officer)